Form 10-Q
period 1996-03-31
BROADBAND TECHNOLOGIES INC /DE/
filed 1996-05-10
CIK 904898

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x]         Quarterly Report pursuant Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1996
                                                     or

      [ ]          Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                    For the Transition Period     to           .
                                               ----------------

                         Commission File Number 0-21766



                          BroadBand Technologies, Inc.



                   Delaware                                   56-1615990
        (State of Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)



 4024 Stirrup Creek Drive, Durham, N.C.                          27703
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's telephone number, including area code            (919) 544-0015
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                          Outstanding as of May 8, 1996
Common Stock ($.01 par Value)                           13,208,109

                          BroadBand Technologies, Inc.
                                      Index



                                                                                                PAGE NO.
                                                                                              -------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed  Balance Sheets
              March 31, 1996 and December 31, 1995                                                 3

              Condensed  Statements of Income
              Three Months Ended March 31, 1996 and 1995                                           5

          Condensed  Statements of Cash Flows
             Three Months Ended March 31, 1996 and 1995                                            6

          Notes to  Condensed Financial Statements                                                 7

Item 2.  Management's Discussion and Analysis of Financial  Condition and
          Results of Operations                                                                               10


PART II - OTHER INFORMATION


Item 5.  Other Information                                                                         13

Item 6.  Exhibits and Reports on Form 8-K                                                          14


SIGNATURE                                                                                          15

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets



PART I.       FINANCIAL INFORMATION

              ITEM 1.        FINANCIAL STATEMENTS




                                                                        MARCH 31,              DECEMBER 31,
                                                                           1996                    1995
                                                                 ---------------------- ------------------------
                                                                       (UNAUDITED)              (AUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and short term investments
             (Notes 2 and 3)                                           $59,790,923              $65,350,943
   Accounts receivable, trade                                            2,908,688                4,313,465
   Inventories (net)  (Note 4)                                           2,096,572                2,007,362
   Prepaid expenses and other current assets                               980,431                  692,171
Total current assets                                                    65,776,614               72,363,941

Property, plant and equipment, at cost                                  24,287,880               23,827,633
Less allowance for depreciation and amortization                       (11,325,642)             (10,233,135)
                                                                        12,962,238               13,594,498




Total assets                                                         $  78,738,852          $    85,958,439





SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets








                                                                   MARCH 31,             DECEMBER 31,
                                                                     1996                    1995
                                                             --------------------- -------------------------
                                                                  (UNAUDITED)              (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $9,428,477             $10,410,803
   Accrued warranty reserve                                         2,800,769               2,758,743
   Deposits                                                         3,820,303               5,418,776
   Deferred revenue                                                10,650,200               8,193,970
   Current installments of capitalized leases                         208,784                 264,447
Total current liabilities                                          26,908,533              27,046,739
Capitalized leases, excluding current installments                      9,654                  43,420

Stockholders' equity:

     Common stock, $.01 par value: 30,000,000 shares
       authorized; 13,200,226 shares issued and  outstanding
       at March 31, 1996; and 13,151,167 shares issued and
       outstanding at December 31, 1995.                               132,003               131,512

   Additional paid-in capital                                     161,420,345             160,927,240
   Accumulated deficit                                           (109,731,683)           (102,190,472)

Total stockholders' equity                                         51,820,665              58,868,280
Total liabilities and stockholders' equity                        $78,738,852             $85,958,439





SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income




                                                                   THREE MONTHS ENDED MARCH 31,
                                                                    1996                   1995
                                                                 (UNAUDITED)           (UNAUDITED)

Net sales                                                        $3,996,645                  $3,221,124

Cost and expenses:
   Cost of sales                                                  4,256,651                   4,216,500
   Research and development                                       5,047,886                   5,128,447
   Selling, general and administrative expenses                   2,926,645                   2,837,007
                                                                 12,231,182                  12,181,954
Loss from operations                                             (8,234,537)                (8,960,830)

Interest income                                                     699,635                   1,012,611
Interest expense                                                     (6,309)                   (34,690)
Loss before income taxes                                         (7,541,211)                (7,982,909)

Income taxes                                                              0                           0
Net Loss                                                        $(7,541,211)               $(7,982,909)

Net loss per share (Note 5)                                $            (.57)        $            (.61)
Average number of shares and equivalents                         13,168,038                  13,053,663



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Cash Flows




                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          1996                    1995
                                                                       (UNAUDITED)             (UNAUDITED)

OPERATING ACTIVITIES
Net cash used in operating activities                                $  (5,593,369)          $  (4,513,693)

INVESTING ACTIVITIES
   Acquisitions of furniture, fixtures, and equipment                     (460,247)             (1,046,143)
   Disposal of furniture, fixtures, and equipment                                0                 113,056
Net cash used in investing activities                                     (460,247)               (933,087)

FINANCING ACTIVITIES
   Issuance of common stock                                                493,596                  47,924
   Principal repayments on capital lease obligation                              0                 (86,253)
Net cash provided by (used in) financing activities                        493,596                 (38,329)

Decrease in cash and cash equivalents                                   (5,560,020)             (5,485,109)
Cash and cash equivalents at beginning of period                        65,350,943              80,289,960
Cash and cash equivalents at end of period                             $59,790,923             $74,804,851



SEE NOTES TO CONDENSED  FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 1996




1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1995 included in the Company's Form 10-K submission.

2.   RESTRICTED CASH

       The Company has outstanding stand-by letters of credit in the amount of $2,706,348. These letters of credit are collaterized by restricted cash of the same amount.

3.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents consists principally of United States treasury securities and commercial paper.

     INVESTMENTS IN DEBT SECURITIES

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
      115), in 1994. There was no cumulative effect as a result of adopting FAS 115.

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At March 31, 1996, the Company had no investments that qualified as trading or available for sale.

     At March 31, 1996, the Company's investments in debt securities were classified as cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents and short-term investments principally of United States treasury securities and commercial paper with a maturity date less than twelve months with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements




3.   INVESTMENTS IN DEBT SECURITIES (CONTINUED)


     The following is a summary of cash and cash equivalents and short-term investments by balance sheet classification for March 31, 1996 and December 31, 1995:



                                                                    MARCH 31,           DECEMBER 31,
                                                                      1996                  1995
                                                                   -----------         --------------
         Cash and cash equivalents:
             Demand deposit accounts                              $   11,873,414        $   17,544,401
             Commercial paper                                         15,076,114            17,678,067
             U.S. Treasury Obligations                                 7,074,562            12,026,297
                                                                  --------------        --------------
                                                                  $   34,024,090        $   47,248,765
                                                                  ==============        ==============

         Short-term investments:
             Commercial paper                                     $   13,987,011        $    5,425,895
             U.S. Treasury Obligations                                11,779,822            12,676,283
                                                                  --------------       ---------------
                                                                  $   25,766,833        $   18,102,178
                                                                  ==============       ===============


     The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of March 31, 1996.

4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:


                                                                      MARCH 31,           DECEMBER 31,
                                                                        1996                  1995
                                                                    --------------       ---------------

        Electronic parts and other components                      $     2,495,525       $     2,629,801
        Work In Process                                                  1,584,894               479,914
        Finished goods                                                     355,831               816,538
                                                                         4,436,250             3,926,253
        Inventory Reserve                                               (2,339,678)           (1,918,891)
                                                                   ----------------      ----------------
                                                                   $     2,096,572       $     2,007,362
                                                                   ================      ================


5.   NET LOSS PER SHARE


     The net loss per share is governed by APB 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are considered as outstanding only if their effect is dilutive (i.e. increasing the net loss per share).

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements






6.  WARRANTS

     The Company received on April 28, 1995, $7 million for six-year Warrants that entitles Holder of Warrant Certificates to purchase 1,000,000 shares of the Company's Common Stock for $41.75 per share.

7.  STOCK OPTIONS

     The Company accounts for its employee stock option plans in accordance with Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Under APB 25, no compensation expense has been recognized since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

                          BroadBand Technologies, Inc.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCT DEVELOPMENT

     The Company's Second Generation product is a "global core" platform that enables a Digital Loop Carrier system to provide telephony that will easily interface with the Company's FLX-2500 System. The FLX-2500 provides broadband video and data interfaces and switching, as well as transport technology. The FLX-2500 is modular which enables network operators to deploy the FLX-2500 for telephony first that can be easily upgraded for broadband services. The Company has begun shipments of the FLX-2500 telephony modules to its System Integration customers for telephony integration testing with Digital Loop Carriers' systems.

NET SALES AND NET LOSS

     Net sales for the first quarter of 1996 were $4.0 million, compared to $3.2 million for the same period in 1995. Sales for the quarter included the Company's First Generation platform and related software plus some shipments of the Company's Second Generation product. Sales for the balance of 1996 are expected to reflect a higher percentage of the Company's Second Generation product as the Company begins to transition from its First to its Second Generation product. The timing of this transition could be either the third or fourth quarter of this year. The net loss for the quarter was $7.5 million or $.57 per share, compared with $8.0 million or $.61 per share for the same period in 1995. Net losses include the Company's continued investment in research and development to ensure it is well positioned to deliver the Second Generation product and to maintain its acknowledged lead over competition related to Switched Digital Video technology.

COST OF SALES

     Cost of sales for the three months ending March 31, 1996 was $4.3 million compared to $4.2 million for the same period in 1995. The gross margin resulting from the cost of sales as a percent of net sales for the first quarter of 1996 was a negative 6.5% compared to a negative 30.9% for the same period of 1995. The improved gross margin for the period is a result of both a change in the mix of products shipped and a slightly higher volume than the same period in the prior year.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenses for the three months ended March 31, 1996 were approximately $5.0 million compared to $5.1 million for the same period in 1995. The Company continues to invest in the development of the hardware and software for its Second Generation platform and enhancements and support to its First Generation platform.

                          BroadBand Technologies, Inc.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ending March 31, 1996 were approximately $2.9 million compared to $2.8 million for the same period in 1995. These expenses include support of field service, sales and marketing resources as well as administrative requirements.

OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and interest expense. Other income for the three months ended March 31, 1996 was approximately $.7 million compared to $1.0 million for the same period in 1995. Interest income is the result of investing activities enabled by the cash balance available during the period. The decrease of interest income in the period ended March 31, 1996 compared to the same period last year was the result of a lower cash balance available to invest.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 1996, Cash and Cash Equivalents, which consists of investments in demand deposits, commercial paper and U.S. Treasury obligations with maturities of less than 90 days and short-term investments, which consists of commercial paper and U.S. Treasury obligations with maturities of less than 360 days, decreased approximately $5.6 million. The ending balance is $59.8 million compared to a balance of $65.3 at December 31, 1995.

     During the period, cash required for research and development and other operating activities represented the majority of the decrease. Cash required for equipment purchased during the period was offset by other financing activities.

      $2.7 million of the total cash balance is restricted pursuant to outstanding Letters of Credit.

                          BroadBand Technologies, Inc.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Management expects that cash and cash equivalents at March 31, 1996 and cash generated from the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures in 1996 based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

OTHER FINANCIAL INFORMATION

     The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to March 31, 1997. The aggregate sales price of orders received and included in backlog was approximately $13.9 million at March 31, 1996. The Company believes that the orders included in the backlog are firm orders and will be shipped prior to March 31, 1997. However, some orders may be cancelled by the customer without penalty where management believes it is in the Company's best interest to do so.

                          BroadBand Technologies, Inc.






PART II - OTHER INFORMATION



ITEM 5.    OTHER INFORMATION

RISK FACTORS

In connection with the "safe "harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements herein, are subject to certain risks and uncertainties, which include statements of the Company's Second Generation Product and future financial requirements that could cause actual results to differ materially from those indicated by the forward looking statements, including the following: Telephone companies may not widely deploy the Company's products in their local distribution networks. The Company must complete the development of the new products that will be integrated with Lucent Technologies' SLC(R)-2000 Access System and the joint product must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. The provisions of the Company's agreement with Lucent Technologies makes sales of the Company's new products in the U.S. and Canada substantially dependent on the marketing efforts of Lucent Technologies, which will continue to market alternative technology in competition with the joint Lucent Technologies/BBT product. In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter. As the Company announces succeeding generations of its products to better meet the changing requirements of customers, customers may delay orders of existing products until the next generation product is available for shipment, or until small volumes of next generation products are adequately field tested.

                          BroadBand Technologies, Inc.






ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $110 million as of March 31, 1996, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

Currently, the Company is dependent upon a single customer in North America, which if lost would deprive the Company of substantially all its revenue. As the Company's market is dominated by a few large potential customers, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction. The customers of the Company are subject to substantial government regulation which could affect their ability to utilize the products of the Company. To remain competitive, the Company must continue to invest substantial resources in research and development. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than is the technology and products of the Company. The ability of the Company to compete effectively depends upon its ability to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel. The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non infringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all these risks could have a material adverse affect on the market price of the securities of the Company.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits -- none
           b)   Reports on Form 8-K -- none

                          BroadBand Technologies, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


May 9, 1996                                 /S/  John H. Gorman
                                    -------------------------------------
John H. Gorman
                                       Vice President and
                                       Chief Financial Officer