Form 10-Q
period 1996-06-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1996-08-14
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

             [x] Quarterly Report pursuant Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1996
                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         For the Transition Period            to        .
                            ------------ ------------

                         Commission File Number 0-21766


                          BroadBand Technologies, Inc.



          Delaware                                      56-1615990
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



4024 Stirrup Creek Drive, Durham, N.C.                      27703
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code        (919) 544-0015
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                  Outstanding as of August 9, 1996
- -------
Common Stock ($.01 par Value)                13,241,019

                          BroadBand Technologies, Inc.
                                      Index





                                                                                                Page No.
                                                                                              -------------

Part I - Financial Information

Item 1.  Financial Statements:

          Condensed  Balance Sheets
              June 30, 1996 and December 31, 1995                                                  3

              Condensed  Statements of Income
              Three Months Ended June 30, 1996 and 1995                                            5

              Condensed  Statements of Income
              Six Months Ended June 30, 1996 and 1995                                              6

          Condensed  Statements of Cash Flows                                                      7
             Six Months Ended June 30, 1996 and 1995

          Notes to  Condensed Financial Statements                                                 8

Item 2.  Management's Discussion and Analysis of Financial  Condition and Results of
          Operations                                                                               11


Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders                                       14

Item 5.  Other Information                                                                         16

Item 6.  Exhibits and Reports on Form 8-K                                                          18


Signature                                                                                          18




                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets





Part I.       FINANCIAL INFORMATION

              Item 1.        Financial Statements

                                                                      June 30,            December 31,
                                                                ---------------------------------------
                                                                        1996                  1995
                                                                    (Unaudited)            (Audited)

Assets
Current assets:
   Cash, cash equivalents and short term investments
             (Notes 2 and 3)                                         $162,698,004          $65,350,943
   Accounts receivable, trade                                           3,320,441            4,313,465
   Inventories (net)  (Note 4)                                          1,228,620            2,007,362
   Prepaid expenses and other current assets                            1,042,759              692,171
                                                                   ------------------------------------
Total current assets                                                  168,289,824           72,363,941

Property, plant and equipment, at cost                                 25,312,880           23,827,633
Less allowance for depreciation and amortization                      (12,720,270)         (10,233,135)
                                                                   -----------------------------------
                                                                       12,592,610           13,594,498
Deferred debt issuance costs (Note 8)                                   3,782,139                    0

                                                                  -------------------------------------

Total assets                                                         $184,664,573      $    85,958,439

                                                                  ======================================


See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets






                                                                    June 30,              December 31,
                                                             ----------------------- --------------------
                                                                      1996                    1995
                                                                   (Unaudited)              (Audited)

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                           $8,417,022               $10,410,803
   Accrued warranty reserve                                         2,843,024                 2,758,743
   Deposits                                                         3,670,003                 5,418,776
   Deferred revenue                                                 8,887,600                 8,193,970
   Current installments of capitalized leases                         131,235                   264,447
                                                             --------------------------------------------
Total current liabilities                                          23,948,884                27,046,739
Capitalized leases, excluding current installments                          0                    43,420

Long term debt (Note 8)                                                115,000,000                         0

Stockholders' equity:
     Common stock, $.01 par value: 30,000,000 shares
       authorized; 13,239,055 shares issued and
       outstanding at June 30, 1996; and 13,151,167
       shares issued and outstanding at December 31, 1995.            132,391                   131,512

   Additional paid-in capital                                     161,824,064               160,927,240
   Accumulated deficit                                           (116,240,766)             (102,190,472)
                                                             --------------------------------------------
Total stockholders' equity                                         45,715,689                58,868,280
                                                             --------------------------------------------
Total liabilities and stockholders' equity                       $184,664,573               $85,958,439
                                                             ============================================




See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)










                                                                   Three months ended June 30,
                                                                    1996                   1995
                                                             --------------------------------------------



Net sales                                                        $5,514,917                  $5,455,498

Cost and expenses:
   Cost of sales                                                  5,223,483                   5,751,753
   Research and development                                       5,095,517                   4,523,371
   Selling, general and administrative expenses                   2,315,260                   2,945,294
                                                             --------------------------------------------
                                                                 12,634,260                  13,220,418
                                                             --------------------------------------------
Loss from operations                                             (7,119,343)                (7,764,920)

Interest income                                                   1,393,787                   1,223,981
Interest expense                                                   (783,528)                    (4,694)
                                                             --------------------------------------------
Loss before income taxes                                         (6,509,084)                (6,545,633)

Income taxes                                                              0                           0
                                                             --------------------------------------------
Net Loss                                                        $(6,509,084)               $(6,545,633)
                                                           ============================================
Net loss per share (Note 5)                                $            (.49)        $            (.50)
                                                           ============================================
Average number of shares and equivalents                         13,216,578                  13,066,459
                                                           =============================================





See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)










                                                                    Six months ended June 30,
                                                                    1996                   1995
                                                             --------------------------------------------


Net sales                                                        $9,511,562                  $8,676,622

Cost and expenses:
   Cost of sales                                                  9,480,134                   9,968,253
   Research and development                                      10,143,403                   9,651,818
   Selling, general and administrative expenses                   5,241,905                   5,782,301
                                                             --------------------------------------------
                                                                 24,865,442                  25,402,372
                                                             --------------------------------------------
Loss from operations                                            (15,353,880)               (16,725,750)

Interest income                                                   2,093,422                   2,236,592
Interest expense                                                   (789,837)                   (39,384)
                                                             --------------------------------------------
Loss before income taxes                                        (14,050,295)               (14,528,542)

Income taxes                                                              0                           0
                                                             --------------------------------------------

Net Loss                                                       $(14,050,295)              $(14,528,542)
                                                             =============================================
Net loss per share (Note 5)                                    $      (1.07)        $            (1.11)
                                                             =============================================
Average number of shares and equivalents                         13,183,626                  13,060,701
                                                             =============================================







See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)







                                                                            Six months ended June 30,
                                                                          1996                    1995
                                                                   --------------------------------------------


Operating activities
Net cash used in operating activities                                 $(13,101,030)          $  (5,741,779)

Investing activities
   Acquisitions of furniture, fixtures, and equipment                   (1,485,247)             (2,092,236)
   Disposal of furniture, fixtures, and equipment                                0                 242,839
                                                                   --------------------------------------------

Net cash used in investing activities                                   (1,485,247)             (1,849,397)

Financing activities
   Issuance of common stock                                                897,703                 128,971
   Issuance of Warrants                                                          0               7,000,000
   Net proceeds from sale of Convertible Debt                          111,212,267                       0


   Principal repayments on capital lease obligation                        (176,632)               (187,522)
                                                                  --------------------------------------------

Net cash provided by (used in) financing activities                    111,933,338               6,941,449
                                                                  --------------------------------------------
Increase/(decrease) in cash and cash equivalents                        97,347,061                (649,727)
Cash and cash equivalents at beginning of period                        65,350,943              80,289,960
                                                                  --------------------------------------------

Cash and cash equivalents at end of period                             $162,698,004             $79,640,233
                                                                  ============================================






See notes to condensed  financial statements.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1996






1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1995 included in the Company's Form 10-K submission.

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

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At June 30, 1996, the Company had no investments that qualified as trading or available for sale.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements






3.   Investments in Debt Securities (continued)

     At June 30, 1996, the Company's investments in debt securities were classified as cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents and short-term investments principally of United States treasury securities and commercial paper with a maturity date less than twelve months with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

     The following is a summary of cash and cash equivalents and short-term investments by balance sheet classification for June 30, 1996 and December 31, 1995:


                                              June 30,        December 31,
                                                1996              1995
                                        ----------------------------------------
         Cash and cash equivalents:
             Demand deposit accounts       $   116,179,062    $   17,544,401
             Commercial paper                   22,229,313        17,678,067
             U.S. Treasury Obligations           8,095,650        12,026,297
                                        ----------------------------------------

                                           $   146,504,025    $   47,248,765
                                        ========================================
         Short-term investments:
             Commercial paper               $   11,263,246   $     5,425,895
             U.S. Treasury Obligations           4,930,733        12,676,283
                                        ----------------------------------------
                                            $   16,193,979    $   18,102,178
                                        ========================================



     The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of June 30, 1996.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


4. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:


                                                     June 30,        December 31,
                                                       1996              1995
                                                -------------------------------------

        Electronic parts and other components     $     2,597,873   $     2,629,801
        Work In Process                                   585,090           479,914
        Finished goods                                  1,796,966           816,538
                                                -------------------------------------
                                                        4,979,929         3,926,253

        Inventory Reserve                              (3,751,309)       (1,918,891)
                                                -------------------------------------
                                                  $     1,228,620   $     2,007,362
                                                =====================================

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

7.   Stock Options

     The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no compensation expense has been recognized since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

8.  Long Term Debt

     The Company issued on May 17, 1996, $115 million of 5% Convertible Subordinated Bonds Securities that entitles Holders of Bond Certificates to convert into shares of the Company's Common Stock. Interest is payable on May 15th and November 15th of each year, commencing on
     November 15, 1996. Each $1,000 bond is convertible  into  24.1080 shares of common stock of the Company at a conversion price of $41.48 per share. The bonds are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the bonds initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the debt.

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

     In July, the Company signed a six and one half year multi-million dollar contract addendum to supply Lucent Technologies with broadband components in support of a contract between Lucent & Bell Atlantic for the deployment of the SLC 2000 Access System with FLX SDV platform that will be used to modernize Bell Atlantic's network.

Product Development

     The Company's Second Generation product is a "global core" platform that enables a Digital Loop Carrier system to provide telephony that will easily interface with the Company's FLX-2500 System. The FLX-2500 provides broadband video and data interfaces and switching, as well as transport technology. The FLX-2500 is modular which enables network operators to deploy the FLX-2500 for telephony first that can be easily upgraded for broadband services. The Company has begun shipments of the FLX-2500 telephony modules to international and domestic System Integration customers for telephony integration testing with Digital Loop Carriers' systems and field deployment.

     The Comany developed and demonstrated the FLX PC adapter card with Intel that will provide users with internet and data communications services at significantly higher speeds than are available today. The company successfully demonstrated the new product, along with the broad band capability of the FLX 2500, at the SuperComm tradeshow during the quarter.

Net Sales and Net loss

     Net sales for the second quarter ending June 30, 1996 were $5.5 million, virtually unchanged from the same period in the prior year. Net sales for the six month period ended June 30, 1996 were $9.5 million, compared to $8.7 million for the same period in 1995. Sales for the quarter
     included the Company's First  Generation   platform  and  related software
     plus some shipments of the telephony modules from the Company's Second Generation product. Sales for the balance of 1996 are expected to reflect a higher percentage of the Company's Second Generation product as the Company begins to transition from its First to its Second Generation product. The timing of this transition could be either the third or fourth quarter of this year. The net loss for the second quarter was $6.5 million or $.49 per share, compared with $6.5 million or $.50 per share for the same period in 1995. The net loss for the six month period ended June 30, 1996 was $14.1 million or $1.07 per share, compared with $14.5 million or $1.11 per share for the same period in 1995. Net losses reflect the Company's continued investment in research and development to ensure it is well positioned to deliver the Second Generation product and to maintain its acknowledged lead over competition related to Switched Digital Video technology.

                          BroadBand Technologies, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of Sales

     Cost of sales for the three month and six month periods ended June 30, 1996 was $5.2 million and $9.5 million, respectively, compared to $5.8 million and $10.0 million for the same period in 1995. The gross margin resulting from the cost of sales as a percentage of net sales for the three month and six month periods ended June 30, 1996 was a positive 5.3% and .3% compared to a negative 5.4% and 14.9% for the same periods in 1995. The improved gross margin for the period is a result of a change in product mix as compared to the prior year.

Research and Development Expense

     Research and development expenses for the three month and six month periods ended June 30, 1996 were approximately $5.1 million and $10.1 million compared to $4.5 million and $9.7 million for the same periods in 1995.
     The Company continues to invest in the development of the hardware and software for its Second Generation platform and enhancements and support for its First Generation platform.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three month and six month periods ended June 30, 1996 were approximately $2.3 million and $5.2 million compared to $2.9 million and $5.8 million for the same periods in 1995. These expenses include support for field service, sales and marketing resources as well as administrative requirements.

Other Income (Expense)

     Other income (expense) consists primarily of interest income and interest expense. Net other income for the three month and six month periods ended June 30, 1996 was approximately $.6 million and $1.3 million compared to $1.2 million and $2.2 million for the same periods in 1995. Interest income is the result of investing activities of the cash balance available during the period. The increase in interest income for the period ended June 30, 1996 compared to the same period last year was the result of a higher cash balance from the proceeds of the May 1996 bond offering. The increase in interest expense for the period ended June 30, 1996 compared to the same period last year was the result of accrued interest expense on the convertible bond offering.

                          BroadBand Technologies, Inc.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Liquidity and Capital Resources

     For the six-month period ended June 30, 1996, Cash and Cash Equivalents, which consists of investments in demand deposits, commercial paper and U.S. Treasury obligations with maturities of less than 90 days and short-term investments, which consists of commercial paper and U.S. Treasury obligations with maturities of less than 360 days, increased approximately $97.4 million. The ending balance is $162.7 million compared to a balance of $65.3 million at December 31, 1995.

     During the  quarter,  the Company  completed a $115  million  financing  of
     convertible   debentures, resulting in net proceeds of approximately
     $111 million, providing it  with   financial   strength  and
     flexibility to meet the growth in the market demand for its products. The increase in funds was partially offset by cash requirements for research and development and other operating activities.

      $2.7 million of the total cash balance is restricted pursuant to outstanding Letters of Credit.

     Management expects that cash and cash equivalents at June 30, 1996 and cash generated from the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

Other Financial Information

     The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to June 30, 1997. The aggregate sales price of orders received and included in backlog was approximately $12.2 million at June 30, 1996. The Company believes that the orders included in the backlog are firm orders that will be shipped prior to June 30, 1997. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

                          BroadBand Technologies, Inc.






PART II - OTHER INFORMATION




Item 4.    Submission of Matters to a vote of Security Holders


           On May 22, 1996, the Annual Meeting of Stockholders of the Registrant was held at which the following matters were submitted to and voted on by the stockholders, with the results set forth below:

                  Proposal 1 -- Setting the Number of Directors

            a.) The Stockholders voted to set the number of Board of Directors at seven until such number is increased or decreased by the Board of Directors or Stockholders in accordance with the bylaws of the Company.

                                   Votes            Votes          Votes
                                     for           against      abstaining

           Votes to set at 7 the
           number of Directors    11,839,619       11,145        11,109

                                    Proposal 2 -- Election of Directors

           b.) Two members of the Board of Directors were elected to fill positions as Class III directors, whose terms will expire at the 1999 Annual Meeting of the Stockholders. The following persons were elected to the Board of Directors. Each person received the number of votes set forth next to their name below:

                               Votes             Votes              Votes
           Name                  for            against          abstaining

           Salim A.L. Bhatia    11,827,841              0            34,032
           Charles T. Lee       11,827,941              0            33,932

                          BroadBand Technologies, Inc.



Item 4.    Submission of Matters to a vote of Security Holders (continued)


           Proposal 3 -- Amendment to the 1988 Incentive Stock Option Plan

           c.) The Stockholders approved an amendment of the 1988 Incentive Stock Option (ISO) Plan of the Company to increase to 2,150,000 the number of shares of Common Stock issuable pursuant to the Plan. The votes cast for and against and the number of abstentions are set forth below:

                                 Votes             Votes           Votes
                                   for            against       abstaining

           Votes to increase
           (ISO) Plan          7,253,658         1,678,536         72,716


           Proposal 4 -- Amendment to the 1992 Nonqualified Stock Option Plan

           d.) The Stockholders approved an amendment of the 1992 Nonqualified Stock Option Plan of the Company to increase to 650,000 the number of shares of Common Stock issuable pursuant to the Plan. The votes cast for and against and the number of abstentions are set forth below:

                               Votes            Votes            Votes
                                 for           against        abstaining

           Votes to increase
           Nonqualified Plan   6,901,358     2,203,912          75,091

                           Proposal 5 -- Independent Accountant

           e.) The Stockholders ratified the selection of Ernst and Young LLP to serve as the independent accountants of the Registrant for the audit of the 1996 financial statements of the Registrant . The votes cast for and against and the number of abstentions are set forth below:

                    Votes             Votes             Votes
                      for            against         abstaining


                   11,839,171         9,762           12,940

                          BroadBand Technologies, Inc.





Item 5.    Other Information

Risk Factors

In connection with the "safe "harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements which include statements about the Company's Second Generation Product and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements, including the following: Telephone companies may not widely deploy the Company's products in their local distribution networks. The Company must complete the development of the new products that will be integrated with
Lucent Technologies' SLC(R)-2000  Access System and the joint product must meet the industry  standards  established  by Bell  Communications
Research  and must be compatible with the products of other  telephone company  suppliers,  including competitors  of the Company.  The  provisions of the Company's agreement with Lucent Technologies makes sales of the Company's new products in the U.S. and Canada substantially dependent on the marketing efforts of Lucent Technologies, which will continue to market alternative technology in competition with the joint Lucent Technologies/BBT product. In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter. As the Company announces succeeding generations of its products to better meet the changing requirements of customers, customers may delay orders of existing products until the next generation product is available for shipment, or until small volumes of next generation products are adequately field tested.

                          BroadBand Technologies, Inc.



Item 5.    Other Information (continued)

Risk Factors (continued)

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $116 million as of June 30, 1996, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold
$115 million of 5% convertible five-year notes. Failure to pay principal and interest when due would have a material adverse effect on the Company.

Currently, the Company is dependent upon a single customer in North America, which if lost would deprive the Company of substantially all its revenue. As the Company's market is dominated by a few large potential customers, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction. The customers of the Company are subject to substantial government regulation which could affect their ability to utilize the products of the Company. To remain competitive, the Company must continue to invest substantial resources in research and development. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than is the technology and products of the Company. The ability of the Company to compete effectively depends upon its ability to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel. The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non infringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all these risks could have a material adverse affect on the market price of the securities of the Company. Continued pursuit of international markets exposes the Company to increased risks of currency fluctuations and controls, political and social risks, trade barriers, new competitors and other risks associated with international markets.

                          BroadBand Technologies, Inc.







Item 6.    Exhibits and Reports on Form 8-K

            a)  Exhibits --
                10.1 Bell Atlantic Network Services, Inc. and BroadBand Technologies, Inc. Procurement Agreement, Contract No. BA 14494, dated July 1, 1996. *
                10.2 First Amendment to Agreement LGC-A65-D executed July 12, 1996 between the Company and Lucent Technologies, Inc. *
           b)   Reports on Form 8-K --
                o May 17, 1996
                o May 22, 1996


           * Pursuant to Rule 24b-2, the Company has requested confidential treatment be granted to portions of this exhibit.





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


August 9, 1996                       /S/  Timothy K. Oakley
                        ---------------------------------------------
Timothy K. Oakley
                                Vice President and
                                Chief Financial Officer