Form 10-Q
period 1996-09-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1996-11-14
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x]         Quarterly Report pursuant Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended September 30, 1996
                                                     or

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


                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                      Outstanding as of November 8, 1996
-------
Common Stock ($.01 par Value)                           13,245,540

                          BroadBand Technologies, Inc.
                                      Index




                                                                                                PAGE NO.
                                                                                              -------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed  Balance Sheets
          September 30, 1996 and December 31, 1995                                                 3

          Condensed  Statements of Income
          Three Months Ended September 30, 1996 and 1995                                           5

          Condensed  Statements of Income
          Nine Months Ended September 30, 1996 and 1995                                            6

          Condensed  Statements of Cash Flows                                                      7
          Nine Months Ended September 30, 1996 and 1995

          Notes to  Condensed Financial Statements                                                 8

Item 2.  Management's Discussion and Analysis of Financial  Condition and Results of
          Operations                                                                               11


PART II - OTHER INFORMATION

Item 5.  Other Information                                                                         14


SIGNATURE                                                                                          16



                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets





PART I.       FINANCIAL INFORMATION

              ITEM 1.        FINANCIAL STATEMENTS



                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                         1996                  1995
                                                                --------------------------------------------
                                                                     (Unaudited)            (Audited)
ASSETS
Current assets:
   Cash, cash equivalents and short term investments
             (Notes 2 and 3)                                         $155,059,172            $65,350,943
   Accounts receivable, trade                                           2,597,097              4,313,465
   Inventories (net)  (Note 4)                                          1,084,253              2,007,362
   Prepaid expenses and other current assets                              803,113                692,171
                                                                      -----------------------------------
Total current assets                                                  159,543,635             72,363,941



Property, plant and equipment, at cost                                 26,635,458             23,827,633
Less allowance for depreciation and amortization                      (14,114,899)           (10,233,135)
                                                                      -----------------------------------
                                                                       12,520,559             13,594,498

Deferred debt issuance costs (Note 8)                                   3,663,489                      0


                                                                      -----------------------------------
Total assets                                                         $175,727,683        $    85,958,439
                                                                     ====================================



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets






                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                      1996                    1995
                                                             ----------------------- -----------------------
                                                                   (Unaudited)              (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $9,541,104               $10,410,803
   Accrued warranty reserve                                         4,158,064                 2,758,743
   Deposits                                                         3,558,313                 5,418,776
   Deferred revenue                                                 6,125,000                 8,193,970
   Current installments of capitalized leases                          56,422                   264,447
                                                              ---------------------- -----------------------
Total current liabilities                                          23,438,903                27,046,739

Capitalized leases, excluding current installments                          0                    43,420

Long term debt (Note 8)                                           115,000,000                         0

Stockholders' equity:

     Common stock, $.01 par value: 30,000,000 shares
       authorized; 13,242,938 shares issued and outstanding
       at September 30, 1996; and 13,151,167 shares
       issued and outstanding at December 31, 1995.
                                                                     132,429                    131,512

   Additional paid-in capital                                     161,895,545               160,927,240
   Accumulated deficit                                           (124,739,194)             (102,190,472)
                                                             ------------------------ ----------------------
Total stockholders' equity                                         37,288,780                58,868,280
                                                             ------------------------ ----------------------
Total liabilities and stockholders' equity                       $175,727,683               $85,958,439
                                                             ======================== ======================



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)





                                                                       THREE MONTHS ENDED SEPT. 30,
                                                                    1996                       1995
                                                                 ------------             -------------

Net sales                                                        $5,706,049                  $7,064,725

Cost and expenses:
   Cost of sales                                                  5,312,621                   7,164,799
   Research and development                                       6,174,046                   4,462,731
   Selling, general and administrative expenses                   2,928,640                   2,859,018
                                                                ------------             -------------
                                                                 14,415,307                  14,486,548
                                                                ------------             -------------
Loss from operations                                             (8,709,258)                (7,421,823)

Interest income                                                   1,858,960                   1,053,103
Interest expense                                                 (1,648,131)                   (16,572)
                                                                ------------             -------------
Loss before income taxes                                         (8,498,429)                (6,385,292)

Income taxes                                                              0                          0
                                                                ------------             -------------
Net Loss                                                        $(8,498,429)               $(6,385,292)
                                                                =============            =============
Net loss per share (Note 5)                                     $      (.64)               $      (.49)
                                                                =============            =============
Average number of shares and equivalents                         13,241,090                 13,109,019
                                                                =============            =============



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)






                                                                       NINE MONTHS ENDED SEPT. 30,
                                                                    1996                      1995
                                                             -------------------      ------------------


Net sales                                                       $15,217,611                 $15,741,346

Cost and expenses:
   Cost of sales                                                 14,792,755                  17,133,051
   Research and development                                      16,317,449                  14,114,536
   Selling, general and administrative expenses                   8,170,545                   8,641,662
                                                             -------------------      ------------------
                                                                 39,280,749                  39,889,249
                                                             -------------------      ------------------
Loss from operations                                            (24,063,138)               (24,147,903)

Interest income                                                   3,952,382                   3,250,549
Interest expense                                                 (2,437,968)                   (16,474)
                                                             -------------------      ------------------
Loss before income taxes                                        (22,548,724)               (20,913,828)

Income taxes                                                              0                           0
                                                             -------------------      ------------------
Net Loss                                                       $(22,548,724)               (20,913,828)
                                                             ===================      ==================
Net loss per share (Note 5)                                    $      (1.71)               $     (1.60)
                                                             ===================      ==================
Average number of shares and equivalents                         13,194,579                  13,076,807
                                                             ===================      ==================



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)






                                                                           NINE MONTHS ENDED SEPT. 30,
                                                                          1996                    1995
                                                                     --------------          --------------

OPERATING ACTIVITIES
Net cash used in operating activities                                 $(19,413,989)          $  (5,644,389)

INVESTING ACTIVITIES
   Acquisitions of furniture, fixtures, and equipment                   (2,807,826)             (7,166,445)
   Disposal of furniture, fixtures, and equipment                                0                 451,261
                                                                     --------------          --------------
Net cash used in investing activities                                   (2,807,826)             (6,715,184)

FINANCING ACTIVITIES
   Issuance of common stock                                                969,222                 331,379
   Issuance of Warrants                                                          0               7,000,000
   Net proceeds from sale of Convertible Debt                          111,212,267                       0
   Principal repayments on capital lease obligation                       (251,445)               (268,362)
                                                                     --------------          --------------
Net cash provided by financing activities                              111,930,044               7,063,017
                                                                     --------------          --------------
Increase/(decrease) in cash and cash equivalents                        89,708,229              (5,296,556)
Cash and cash equivalents at beginning of period                        65,350,943              80,289,960
                                                                     --------------          --------------
Cash and cash equivalents at end of period                            $155,059,172             $74,993,404
                                                                     ==============          ==============



See notes to condensed  financial statements.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1996






1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1995 included in the Company's Form 10-K submission.

2.   RESTRICTED CASH

       The Company has outstanding stand-by letters of credit in the amount of $451,043. This letter of credit is collaterized by restricted cash of the same amount.

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

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At September 30, 1996, the Company had no investments that qualified as trading or available for sale.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements






3.   INVESTMENTS IN DEBT SECURITIES (CONTINUED)

     At September 30, 1996, the Company's investments in debt securities were classified as cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents and short-term investments principally in United States treasury securities and commercial paper with a maturity date less than twelve months with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

     The following is a summary of cash and cash equivalents and short-term investments by balance sheet classification for September 30, 1996 and December 31, 1995:


                                            SEPTEMBER 30,       DECEMBER 31,
                                                1996               1995
                                        --------------------  ----------------
         Cash and cash equivalents:
             Demand deposit accounts         $ 111,170,748     $   17,544,401
             Commercial paper                   19,875,009         17,678,067
             U.S. Treasury Obligations           1,504,880         12,026,297
                                        --------------------  -----------------
                                             $ 132,550,637     $   47,248,765
                                        ====================  =================
         Short-term investments:
             Commercial paper               $   19,542,526    $     5,425,895
             U.S. Treasury Obligations           2,966,009         12,676,283
                                        --------------------  -----------------
                                            $   22,508,535     $   18,102,178
                                        ====================  =================



     The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of September 30, 1996.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements



4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:


                                                       SEPTEMBER 30,           DECEMBER 31,
                                                           1996                    1995
                                                  -----------------------  ---------------------
        Electronic parts and other components        $     2,699,540        $     2,629,801
        Work In Process                                      469,207                479,914
        Finished goods                                     1,438,425                816,538
                                                  -----------------------  ---------------------
                                                           4,607,172              3,926,253
        Inventory Reserve                                 (3,522,919)            (1,918,891)
                                                  -----------------------  ---------------------
                                                     $     1,084,253        $     2,007,362
                                                  =======================  ======================


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

8.  LONG TERM DEBT

     The Company issued on May 17, 1996, $115 million of 5% Convertible Subordinated Bonds Securities that entitles Holders of Bond Certificates to convert into shares of the Company's Common Stock. Interest is payable on May 15th and November 15th of each year, commencing on November 15, 1996. Each $1,000 bond is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The bonds are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the bonds initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the debt.

                          BroadBand Technologies, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT PRODUCT AND OTHER DEVELOPMENTS

     The Company's Second Generation product the FLX-2500 is a "global core" broadband access platform. The FLX-2500 provides broadband video and data interfaces and switching, as well as transport technology. When used in conjunction with a Digital Loop Carrier system, for which interfaces have been developed, it also provides telephony service. The FLX-2500 is modular which enables network operators to deploy the FLX-2500 for telephony first and have it ready, with the addition of plug-in modules and software, to deliver broadband services.

     The Company has begun shipments of the FLX-2500 to developers of peripheral equipment, service developers and customers for the purpose of facilitating integration and demonstration in their laboratories. In addition, the Company has shipped the system to a customer's laboratory and another customer's field site for testing its telephony capabilities. The system has been shipped also to an international carrier for field demonstration of its broadband video and data capabilities. As is customary with large network operators, customer satisfaction at each step of the laboratory testing, field trial, first office or service application stages are conditions to the start of commercial deployment of the FLX-2500. Prior to customer testing the FLX-2500 broadband service capabilities, the Company is engaging in further development work on broadband video and data modules that enable the use of longer and older drop cables in the customer's installed base, as well as additional software features. The Company also continues its efforts on developing product features, increased reliability and lowering product cost to maintain its leadership position in switched digital video technology and address emerging competition from other suppliers of switched digital video products and technologies. In a recent RFP decision, the Company believes an alternative supplier of switched digital video has underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. Failure of the Company to meet its development goals could have a material adverse effect on the Company. (See Item 5: Other Information).

NET SALES AND NET LOSS

     Net sales for the third quarter ending September 30, 1996 were $5.7 million, compared to $7.1 million for the same period in 1995. Net sales for the nine month period ended September 30, 1996 were $15.2 million, compared to $15.7 million for the same period in 1995. Sales for the quarter included the Company's First Generation platform and related software plus some shipments of the telephony modules from the Company's Second Generation product. Sales for the balance of 1996 are expected to reflect a higher percentage of the Company's Second Generation product as the revenue transition that began in the third quarter continues into the first quarter of next year. The net loss for the third quarter was $8.5 million or $.64 per share, compared with $6.4 million or $.49 per share for the same period in 1995. The net loss for the nine month period ended September 30, 1996 was $22.5 million or $1.71 per share, compared with $20.9 million or $1.60 per share for the same period in 1995. Net losses include the Company's continued investment in research and development as well as the impact of higher net interest expense.

                          BroadBand Technologies, Inc.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COST OF SALES

     Cost of sales for the three month and nine month periods ended September 30, 1996 was $5.3 million and $14.8 million, respectively, compared to $7.2 million and $17.1 million for the same period in 1995. The gross margin resulting from the cost of sales as a percentage of net sales for the three month and nine month periods ended September 30, 1996 was a positive 6.9% and 2.8% compared to a negative 1.4% and 8.8% for the same periods in 1995. The improved gross margin for the period is a result of a change in product mix compared to the prior year.

     In a recent RFP decision, the Company believes an emerging supplier has underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. Consequently, the Company expects that price competition could have an adverse impact on the Company's margins. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenses for the three month and nine month periods ended September 30, 1996 were approximately $6.2 million and $16.3 million compared to $4.5 million and $14.1 million for the same periods in 1995. The Company continues to invest in the development of the hardware and software for its Second Generation platform and enhancements and support for its First Generation platform.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month and nine month periods ended September 30, 1996 were approximately $2.9 million and $8.2 million compared to $2.9 million and $8.6 million for the same periods in 1995. These expenses include support for field service, sales and marketing resources as well as administrative requirements.

OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and interest expense. Net other income for the three month and nine month periods ended September 30, 1996 was approximately $.2 million and $1.5 million compared to $1.0 million and $3.2 million for the same periods in 1995. Interest income is the result of investing activities of the cash balance available during the period. The increase in interest income for the period ended September 30, 1996 compared to the same period last year was the result of a higher cash balance from the proceeds of the May 1996 bond offering. The increase in interest expense for the period ended September 30, 1996 compared to the same period last year was the result of accrued interest expense on the convertible bond offering.

                          BroadBand Technologies, Inc.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     For the nine-month period ended September 30, 1996, Cash and Cash Equivalents, which consists of investments in demand deposits, commercial paper and U.S. Treasury obligations with maturities of less than 90 days and short-term investments, which consists of commercial paper and U.S. Treasury obligations with maturities of less than 360 days, increased approximately $89.8 million. The ending balance is $155.1 million compared to a balance of $65.3 million at December 31, 1995.

     $.5 million of the total cash balance is restricted pursuant to outstanding Letters of Credit.

     Management expects that cash and cash equivalents at September 30, 1996 and cash generated from the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

OTHER FINANCIAL INFORMATION

     The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to September 30, 1997. The aggregate sales price of orders received and included in backlog was approximately $5.5 million at September 30, 1996. The Company believes that the orders included in the backlog are firm orders that will be shipped prior to September 30, 1997. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

                          BroadBand Technologies, Inc.





PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

RISK FACTORS

In connection with the "safe "harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements which include statements about the Company's Second Generation Product and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its Second Generation product and future products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. There can be no assurance the Company will be successful in such efforts. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than are the technologies and products of the Company and may offer such products at materially lower prices.

Other risk factors include the possibility that telephone companies may not widely deploy the Company's products in their local distribution networks. The Company must complete the development of the new products that will be integrated with Lucent Technologies' SLC(R)-2000 Access System and the joint product must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. The provisions of the Company's agreement with Lucent Technologies makes sales of the Company's new products in the U.S. and Canada substantially dependent on the marketing efforts of Lucent Technologies, which will continue to market alternative technology in competition with the joint Lucent Technologies/BBT product. In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

                          BroadBand Technologies, Inc.





ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)


As the Company announces succeeding generations of its products to better meet the changing requirements of customers, customers may delay orders of existing products until the next generation product is available for shipment, or until small volumes of next generation products are adequately field tested.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $125 million as of September 30, 1996, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due would have a material adverse effect on the Company.

Currently, the Company is dependent upon a single customer in North America, which if lost would deprive the Company of substantially all its revenue. As the Company's market is dominated by a few large potential customers, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction. The customers of the Company are subject to substantial government regulation which could affect their ability to utilize the products of the Company. To remain competitive, the Company must continue to invest substantial resources in research and development. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than is the technologies and products of the Company and may offer such products at materially lower prices. The ability of the Company to compete effectively depends upon its ability to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel. The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non infringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all these risks could have a material adverse affect on the market price of the securities of the Company. Continued pursuit of international markets exposes the Company to increased risks of currency fluctuations and controls, political and social risks, trade barriers, new competitors and other risks associated with international markets.

                          BroadBand Technologies, Inc.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


November 13, 1996                              /S/  Timothy K. Oakley
                                            ----------------------------
                                            Timothy K. Oakley
                                            Vice President and
                                            Chief Financial Officer