Form 10-Q/A
period 1996-06-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1996-11-26
CIK 904898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QA
                                 AMENDMENT NO. 1

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ______________ to _____________

                         Commission File number 0-21766

                          BROADBAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                           56-1615990
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         4024 Stirrup Creek Drive
         Durham, North Carolina                                  27703
         (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (919) 544-0015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Classes                                      Outstanding as of August 9, 1996
-------                                      --------------------------------

Common Stock ($.01 par value)                         13,241,019

The Exhibit Index Appears on Page 4 hereof.

                                EXPLANATORY NOTE

         This Amendment is being filed solely to provide the Procurement Agreement, dated July 1, 1996, by and between the Company and Bell Atlantic Network Services, Inc. (the "Bell Atlantic Agreement") and the First Amendment to Agreement LGC-A65-D, executed July 12, 1996, between the Company and Lucent Technologies, Inc. (the "Lucent Agreement"). Confidential treatment for certain portions of the Bell Atlantic Agreement and the Lucent Agreement was requested pursuant to Rule 24b-2. Certain portions of the Bell Atlantic Agreement and the Lucent Agreement that were not previously disclosed pending the Securities and Exchange Commission's determination of the Company's request for confidential treatment are included herein.

                            PART II OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.


(a)               Exhibits (* filed herewith):

Exhibit No.  Description

10.1* Bell Atlantic Network Services, Inc. and BroadBand Technologies, Inc. Procurement Agreement, Contract No. BA 14494, dated July 1, 1996.

10.2* First Amendment to Agreement LGC-A65-D executed July 12, 1996 between the Company and Lucent Technologies, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BROADBAND TECHNOLOGIES, INC.


                              By: /s/ Timothy K. Oakley
                              Name:  Timothy K. Oakley
                              Title: Vice President and Chief Financial Officer

Date: November 25, 1996

                                  EXHIBIT INDEX

Exhibit No.      Description                         Sequential Page No.

10.1*            Bell Atlantic Network
                 Services, Inc. and BroadBand
                 Technologies, Inc. Procurement
                 Agreement, Contract
                 No. BA 14494, dated July 1,
                 1996.

10.2*            First Amendment to Agreement
                 LGC-A65-D executed July 12,
                 1996 between the Company and
                 Lucent Technologies, Inc.