Form 10-K
period 1996-12-31
BROADBAND TECHNOLOGIES INC /DE/
filed 1997-03-31
CIK 904898

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _______ TO _______
                           COMMISSION FILE NO. 0-21766
                            -------------------------

                          BROADBAND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its Charter)
         DELAWARE                                    56-1615990
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)
         4024 STIRRUP CREEK DR.
         DURHAM, NORTH CAROLINA                         27703
(Address of principal executive offices)             (Zip Code)
                    Registrant's telephone number, including
                                   area code:
                                 (919) 544-0015
                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      NONE
                    Securities registered pursuant to Section
                               12(g) of the Act:
                                  COMMON STOCK,
                                 $.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         The aggregate market value of voting stock held by nonaffiliates of the registrant, as of March 13, 1997, was approximately $133,207,437 (based on the last sale price of such stock as reported by the NASDAQ National Market System).
         The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 13, 1997, was 13,255,779.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement to be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996


                                     PART I


ITEM 1.  BUSINESS

GENERAL

BroadBand Technologies, Inc. was organized in the state of North Carolina in July, 1988 and reincorporated in the state of Delaware in December, 1988. As used herein, the term "Company" refers to BroadBand Technologies, Inc. The Company's executive offices are located at 4024 Stirrup Creek Drive, Durham, NC 27703. Its telephone number is (919) 544-0015.

The Company designs, manufactures, markets and supports a sophisticated electronics and software platform for the telecommunications industry, focusing primarily on operators of local exchange telephone networks in the United States. During the past several years, however, the Company expanded its marketing efforts in Canada, Europe, Asia/Pacific and the Middle East markets. Its platform, which involves patented technology, provides operators of fiber based distribution networks with the capability to transmit voice, video and data in a wide array of advanced, interactive entertainment, information, communications, transaction and other services ("Advanced Interactive Services") to residential and business subscribers.

RECENT DEVELOPMENTS

MANAGEMENT CHANGES

The Company recently reorganized its management team. Effective April 1, 1997, David E. Orr will become the new President, Chief Executive Officer and a Director of the Company. Salim A.L. Bhatia, a founder of the Company, will continue to play an active management role as Chairman of the Board of Directors. John R. Hutchins, III, will become Chairman Emeritus, and will remain as a Director of the Company. Until joining the Company, David Orr was President and Chief Executive Officer of Alcatel Network Systems and President of Alcatel NAFTA, where he had general management responsibility for more than 6,000 employees and more than $1.5 billion in annual revenue. See "Executive Officers of Registrant" following Item 4 for a description of the foregoing and other recent management changes.

PATENT INFRINGEMENT SUIT

On March 18, 1997, the Company filed a legal action against General Instrument Corporation alleging infringement of the Company's U.S. Patent No. 5,457,560 for its switched digital broadband technology. On March 19, 1997 Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company seeking to have the Company's U.S. Patent No 5,457,560 declared invalid and alleging that the Company is infringing two patents of General Instrument Corporation. See Item 3 Legal Proceedings for a description of these legal actions.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.  BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

SOUTHWESTERN BELL COMMUNICATIONS (SBC) TURNS UP TELEPHONY SERVICE ON FLX-2500 SYSTEM

In 1997 SBC began turning up initial customers for telephony service from the Company's second generation platform, the FLX-2500. The turnup is in conjunction with a 42,000 home field trial to provide residents in Richardson, Texas with voice, data, video, and interactive services.

BOSCH TELECOM GMBH MEMORANDUM OF UNDERSTANDING

On March 17, 1997, the Company and Bosch Telecom GmbH announced their intent to provide a full-service network solution to the German market and other selected areas around the globe. The Company will provide switching, as well as transport technology, with its second generation FLX-2500 product to deliver interactive television, telephone and high-speed data. Bosch Telecom GmbH will provide engineering and marketing support for the FLX-2500, as well as sales and installation support. It is planned that Bosch Telecom GmbH will provide telephony interfaces for the integrated, full-service network to network operators. The relationship will allow the Company and Bosch Telecom GmbH to combine efforts to develop an integrated system and market the system to operators of local distribution networks. Both companies will develop their respective products to interface with one another under a set of jointly-agreed specifications. There can be no assurance that the Bosch Telecom GmbH Memorandum of Understanding will result in a definitive agreement or orders for the Company's products.

BELL ATLANTIC

Bell Atlantic is currently testing the Company's telephony capabilities of the FLX-2500 system in the laboratory. Upon successful completion of the laboratory tests, it is expected that Bell Atlantic will begin to turnup telephony customers during the summer of 1997.

INTERNATIONAL

During the first quarter of 1997, the Company continued to expand its international presence by shipping lab systems for technology evaluation and system integration testing to BEZEQ (Israeli Telecom) and CSELT (Centro Studi e Laboratori Telecomunicazioni), the Italian telecommunications research establishment. The FLX-2500 System for the CSELT laboratories was purchased by Telecom Italia. Samsung Electronics Company Ltd. Corporation and Samwoo Telecommunications Company Ltd. have turned up 100 users in Korea for a video trial, using the FLX switched digital broadband platform. Additional systems have been ordered for laboratory evaluation by Korea Telecom.

PRODUCTS

The mission of the Company is to provide products and services for network and service providers to implement a robust and economical electronic connection enabling consumers to communicate and access on-line information, entertainment and other interactive voice, video, data and multi-media services.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.       BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

The Company's second generation product is a "global core" platform that enables a Digital Loop Carrier (DLC) system providing the telephony interfaces to easily interface with the Company's FLX-2500 System, which provides broadband video and data interfaces and switching, as well as transport technology. The FLX-2500 is a second generation modular platform which leverages its patented technology to enable network operators to deploy the platform in a variety of configurations. Telephony, data, video, and interactive services can be deployed simultaneously or incrementally at the network operators choice. The Company believes the platform provides the flexibility to partner with some of the world's most experienced telecommunication providers. In North America, the DLC Access System partner is Lucent Technologies' SLC-2000. The Company has agreements with SAT, (Groupe SAGEM) to provide in France a DLC Access System, and Samsung Electronics Company Ltd. and Samwoo Telecommunications Company Ltd. a DLC Access System in Korea. In addition, Bosch Telecom GmbH has signed a Memorandum of Understanding to provide a DLC Access System in Germany and other selected areas around the globe.

Although the Company's first generation product included the telephony interfaces, the Company believes the flexibility of its second generation product, worldclass suppliers as partners providing the telephony interfaces and a more cost competitive platform, make the FLX-2500 an attractive single, integrated end-to-end access solution to the network operators.

FLX(R)-2500

The Company is completing development of the FLX-2500, a second generation Fiber Loop Access (FLX) System. Units have been delivered for system integration, testing, and are being trialed at SBC for telephony services. The base platform and telephony capability of the product is expected to be available for deployment in the first half of 1997 with broadband elements expected to become available late in the fourth quarter of 1997 or early 1998, although there can be no assurance that development will be completed on schedule. The FLX-2500 product consists of the switched digital architecture which supports both broadband and telephony elements of a local access system that have been designed to be integrated with the telephony and analog video elements of other telecommunications systems suppliers. The resulting single, integrated full service system is expected to allow customers to build fiber-to-the-curb local distribution networks that combine the improved switched digital broadband features of the Company's platform with the telephony and analog video features of established telecommunications systems suppliers.

The FLX-2500 consists of a Host Digital Terminal (HDT) and an Optical Network Unit (ONU) that are installed at different points in a fiber-to-the-curb local distribution network and that are operated by a sophisticated software program. These elements combine to deliver a full range of switched telephony services as well as broadcast and interactive video services and high speed Internet access. To provide these services, the system interfaces to a digital headend, an analog headend, a telephony system and an Internet service interface provided by other suppliers. Interfaces to other broadband services can be provided.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.       BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

The FLX-2500's HDT receives digital telephony signals from the telephony access system (via fiber optics) and digital broadband signals (via fiber optics) containing video and Internet signals from the broadband feeder system and multiplexes these signals into a single high-speed data stream for transmission over a pair of optical fibers to the ONU located near the end user. The HDT also provides switching functions for the broadband signals.

The ONU converts the optical signals received from the HDT back into standard electrical signals and connects directly with residences using copper wire for both the telephony and digital broadband connections. Inside the residence, the telephony signal is connected to a telephone or other appropriate telephony equipment and the digital broadband signal connects to a set-top, PC, or other home terminal device which will be provided by other suppliers. The architecture also transports an analog video signal directly from the analog headend over a coax cable to the ONU and from the ONU directly to a television set without requiring a set-top. The Company is developing an interface capability for connecting broadband signals to computers. The product is being jointly developed with Intel.

The FLX-2500 provides software programs that operate call processing, service provisioning, network monitoring and testing functions needed for broadband services and transport of narrowband services. The Company also provides a network management capability called the Video Administration Module (VAM) which interfaces between the FLX System and video billing and event provisioning systems for digital video service. The VAM can be combined with the network management systems of other suppliers. The VAM also provides the "video gateway" that enables both independent programmers to access the network, and the network operator to act as a common carrier for numerous providers of video services.

FLX(R)-1100

The Company's first generation product, the FLX-1100 System, consists of software and multiple electronic modules installed at different points in a fiber-to-the-curb local distribution network, which includes switched digital video and telephony features. The Company continues to make the first generation product, the FLX-1100, available to customers to maintain and support existing projects. The Company expects this product will not represent a material portion of revenues as customers migrate to the second generation of its product.

The FLX-1100 System allows fiber optic cables to be used to extend the public telecommunications network from the local telephone company's central office switch to the individual home or business (the "Local Loop"). The FLX-1100 System consists of a HDT, an ONU, a Video Headend and sophisticated software programs. The FLX-1100 System connects to set-tops and telephones which will be provided by other suppliers. The Company's HDT can be installed either at the local central office or at a remote terminal location. The HDT connects with the switch at the local central office to provide telephony service.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.       BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

The HDT also contains the broadband switching capability to implement interactive video services for subscribers served via the FLX-1100 System. The Company's ONU is installed at the curb-side location and converts optical signals received from the HDT back into standard electrical signals. The ONU connects directly with residences using copper wire for the telephony connections and coaxial cable for the video connection. The Company's Video Headend, located at either the source of the video signals or at the telephone company's central office, converts analog television signals to 45 Mb/s digital signals or multiplexes existing digital video signals into the 45 Mb/s signals. The Video Headend multiplexes the signals together for transmission by fiber to the Company's HDT.

The Company's software operates call processing, service provisioning, network monitoring and testing functions that run in the HDT. In addition, the Company provides a network management capability called the Video Administration Module
(VAM) which interfaces between the FLX-1100 System and video billing and event provisioning systems. The Video Administration Module also provides the "video gateway" that both enables independent programmers to access the network, and the network operator to act as a common carrier for numerous providers of video services.

MARKET

GENERAL

The Company's primary market is companies that operate, or have plans to operate, local fiber optics to the curb or building distribution networks to provide transmission services for both narrowband and broadband services, including a broad range of Advanced Interactive Digital Services, to residential and business customers. Most local exchange telephone companies and cable television companies are currently included in this market or are potentially in this market. The Company initially devoted substantially all its resources to configuring its products for, and marketing to, the seven Regional Bell Operating Companies, GTE and the other independent operators of local exchange telephone networks in the United States. Starting in 1994, the Company began development of its second generation product, the FLX-2500 System that will be deployed as a global core platform. The open design of the FLX-2500 enables the flexibility to partner with some of the world's most experienced telecommunications providers. The Company has partnered with Lucent Technologies in North America to integrate the FLX-2500 as part of Lucent Technologies' SLC(R)-2000 Access System. The Company's global core platform is also intended to be integrated with SAT (Groupe SAGEM) Access Systems in France, Samsung Electronics Company Ltd. and Samwoo Telecommunications Company Ltd. in Korea, and with Bosch Telecom GmbH in Germany and other selected areas around the globe. In 1996 the Company also began to market its platform to the emerging Competitive Local Exchange Carriers(CLECs), which will compete directly with Regional Bell Operating Companies (RBOCs) in the United States.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.  BUSINESS (CONTINUED)

MARKET (CONTINUED)

TELEPHONE INDUSTRY EVALUATION AND PURCHASING PROCEDURES

The telephone industry generally evaluates new equipment and software through a lengthy and multitiered process. Evaluation can take as little as a few months for products that are only a small change from existing products in the telephone network and can take as long as several years for complex products based on completely new technologies. Products that facilitate the deployment of fiber optic cable in the local distribution network, including the Company's FLX System, are in the latter category. The process may vary to some extent depending on the telephone company and the product being evaluated, the priorities of the telephone companies, budgets and the efficiency with which decisions are made about priorities and new products.

CUSTOMER STATUS

In July 1996, the Company signed a six and one half year, multi-million dollar contract addendum to supply Lucent Technologies with broadband components in support of a contract between Lucent & Bell Atlantic for the deployment of the SLC-2000 Access System with FLX SDB (Switched Digital Broadband), platform that will be used to modernize Bell Atlantic's network. The Company also signed a general purchase agreement with Bell Atlantic for certain elements of the FLX-2500. Prior to this contract award, the Company operated under its first volume purchase agreement with Bell Atlantic Network Services, Inc. for its first generation system, the FLX-1100. The supply agreement for the FLX-1100 covered sales to affiliates of Bell Atlantic Services. The current supply agreement for the FLX-2500 with Lucent to provide SLC-2000 with FLX SDB to Bell Atlantic is an exclusive commitment with Lucent to provide volume SDB purchases from the Company over a six and one half year period. There can be no assurances as to the timing of the purchases over the six and one half year period. The Company must also meet specific product performance criteria to receive orders from Lucent in support of the Bell Atlantic agreement. The Company's second generation product, the FLX-2500, is also being field trialed in Richardson, Texas as part of a 42,000 home evaluation. The FLX-2500 is also being tested and evaluated in other Regional Bell Operating Companies (RBOCs), Competitive Local Exchange Carriers (CLECs), and overseas telephone companies.

Prior to delivery of the FLX-2500, the Company also delivered its first generation FLX-1100 System to SBC, Inc. for the initial trial in Richardson, Texas and has sold its FLX-1100 system and related products to other Regional Bell Operating Companies, some independent companies, and overseas telephone companies for field trial evaluation.

COMPETITION

The segment of the telecommunications industry in which the Company competes is intensely competitive. Many of the Company's competitors have more extensive engineering, manufacturing, and marketing capabilities and greater financial and personnel resources than those of the Company. The Company's ability to compete is dependent upon several factors, including partners' capabilities, product features, innovation, quality, reliability, service, support and price.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.  BUSINESS (CONTINUED)

COMPETITION (CONTINUED)

The Company believes its competition may come from companies that have or are developing products for a number of different types of technology. Included are technologies that can be described as Switched Digital Broadband (SDB) with fiber-to-the-curb, Hybrid-Fiber-Coax (HFC), Asynchronous Digital Subscriber Line
(ADSL), a Very High Speed Digital Subscriber Line (VDSL), Plain Old Telephone Service (POTS) over fiber-to-the-curb and wireless broadband.

Companies that have announced plans to develop these technologies are Lucent Technologies, ADC Communications, Alcatel, DSC, Fujitsu, Next Level Communications (wholly owned by General Instrument), Northern Telecom, Raynet, Reliance (RelTec), Scientific Atlanta, Pairgain and Westell. Some competitors are developing systems that combine two or more of these different technologies to transmit different types of services.

The Company expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. In a Request for Proposal (RFP) decision during the fourth quarter of 1996, the Company believes a new or alternative supplier of switched digital broadband had underbid the Company. Failure of the Company to meet its development goals could have a material adverse effect on the Company. The Company believes that the other key criteria for competition in the market for electronics and software for local distribution networks will be cost competitiveness, flexibility, revenue generation capability, compatibility with the existing telephone or cable television networks and upgradeability, as well as customer support. The Company believes that it competes favorably on these factors for those telephone companies that consider the capability to transmit high performance Advanced Interactive Services important, but there can be no assurance the Company will continue to compete favorably on these factors.


REGULATIONS

On February 8, 1996, President Clinton signed into law the Telecommunications Reform Act which liberalizes the regulations that govern the telephone companies, which constitute the Company's primary market. In addition, this law permits the entry of other network operators into the telecommunications marketplace.

Telephone companies are subject to extensive regulation. Both the federal and state governments regulate the provision of basic and other telecommunications services. Prior to using the Company's network technology to provide video programming in their service territories, telephone companies are required either to obtain cable television franchises from the relevant local governments, or comply with federal statutory and regulatory requirements governing "open video system" operators. Telephone companies offer data services today and require no special government approval to deliver such services other than the normal state and federal regulations for basic and other telecommunications services.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.  BUSINESS (CONTINUED)

RESEARCH AND PRODUCT DEVELOPMENT

The Company's development of its second generation product, the FLX-2500 made significant progress during 1996. The FLX-2500 is a second generation modular platform which enables network operators to deploy the platform in a variety of configurations. Telephony, data, video, and interactive services can be deployed simultaneously or incrementally at the network operators choice. The base platform and telephony capability of the FLX-2500 platform is in field trials and is expected to be available for general deployment in Canada and the United States in the first half of 1997. Prior to customers testing the FLX-2500 broadband service capabilities, the Company is engaging in further development work on broadband video and data modules that enable the use of longer and older drop cables in the customer's installed base, as well as additional software features. The broadband capabilities are expected to be available for deployment in late fourth quarter of 1997 or early 1998, although there can be no assurance that development can be completed on schedule. Both the telephony and broadband modules of the FLX-2500 platform are available for lab testing, evaluation, and field trials. The Company's products are expected to continue to evolve because,
(1) advances in technology and applications of its technology will result in cost and reliability improvements, (2) constant evaluation and implementation of customer application requirements in the form of new features and feature enhancements and (3) development of spin-off products to support the SDB deployment that could provide additional sources of revenue. To further penetrate the market and expand into other areas of telecommunications, the Company engages in a continuing program of research and product development. The success of future development efforts will depend on, among other factors, the Company's ability to attract and retain qualified design and development personnel who are in great demand and limited supply. There can be no assurance as to the success of the Company's research and development effort, or the timing of such effort leading to products being available for customer shipments.

The Company's research and product development costs charged to expense were approximately $22,785,000, $19,434,000, and $15,422,000, for the years ended
December 31, 1996, 1995, and 1994, respectively. No software development costs were capitalized in 1996, 1995, or 1994.


SALES, MARKETING AND CUSTOMER SUPPORT

The Company currently markets its products through its own sales force and expects to continue to market its products through its own sales force both domestically and internationally. In addition, the Company's products are jointly marketed, sold and serviced in the United States and Canada by Lucent Technologies (formerly AT&T Network Systems) and BroadBand Technologies. The Company does not anticipate a reduction of resources for its sales and marketing activities because of its alliance with Lucent Technologies. Also, internationally the Company has agreements in place for its products to be marketed, sold, and serviced by SAT in France and Samsung Electronics Company Ltd. and Samwoo Telecommunications Company Ltd. in Korea. Bosch Telecom GmbH has signed a Memorandum of Understanding to provide DLC Access System in Germany and other markets. The Company's sales force maintains

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.       BUSINESS (CONTINUED)

SALES, MARKETING AND CUSTOMER SUPPORT (CONTINUED)

contact with the telephone company personnel who have responsibility for making and implementing the business, technical and operational decisions relating to purchasing, evaluating and deploying fiber optic systems for the local loop. The Company's sales personnel typically have substantial prior experience marketing products to the Regional Bell Operating Companies (RBOC), GTE and other major independent telephone companies. The Company also selectively utilizes local sales representatives in the international market and marketing personnel maintain contact with telephone companies in these markets. The Company believes that the knowledge of its sales personnel about both the personnel and the operating procedures of the telephone companies for which they have responsibility are important factors in the Company's sales efforts.

The primary function of the Company's customer support personnel is to provide assistance to telephone company personnel in engineering, installing, maintaining and operating the FLX System. This involves close coordination with technical and operational personnel of the telephone companies. Customer support personnel also assist the Company's marketing and research and development groups by conveying to both groups the needs of the telephone companies that have been communicated by telephone company personnel. In addition, customer support personnel provide documentation, training and technical assistance to the Company's customers.

MANUFACTURING AND SUPPLIES

The Company depends on outside suppliers for the continued availability of components and materials, including printed circuit board assemblies. In large part, final assembly and testing are performed by the Company's personnel at the Company's manufacturing facility. The Company tests its products extensively prior to shipment to the customer using an automated testing system that incorporates proprietary procedures. Testing may include both environmental testing to ensure products can withstand severe weather variations and the electronic simulation of signal problems to test the effectiveness of devices in the Company's products designed to alert telephone companies of equipment malfunctions.

Many of the components used in the Company's FLX System are standard parts available from many sources. However, certain ASICs and electro-optic components used in the Company's FLX System are currently available only from single sources, and other components are available from only a limited number of sources. Some of the Company's sole-source and limited-source suppliers are new companies which may prove to be unreliable sources of supply.

To date, the Company has experienced minimal supply problems, all of which have been managed positively. The Company expects to continue for the foreseeable future its policy of having the FLX System's subsystems and components manufactured by third parties.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.       BUSINESS (CONTINUED)

BACKLOG

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to December 31, 1997. The aggregate sales price of orders received and included in backlog was approximately $5.6 million and $11.6 million on December 31, 1996 and December 31, 1995, respectively. The change in backlog is due to the timing of the testing and evaluation process as customers transition to the Company's second generation product, the FLX-2500. The Company believes that the orders included in the backlog are firm orders and will be shipped prior to December 31, 1997. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION

The Company has been awarded patents in the United States. Additional patent applications are pending in the United States and certain foreign countries. There can be no assurance that any of these applications will result in the award of a patent or that the Company would be successful in defending its patent rights in any subsequent infringement actions.

In 1996 as competitors have announced competing products, the Company began to focus greater attention on assessing its intellectual property. The Company is continuing such efforts and intends to protect its intellectual property in a manner that maximizes its business opportunity. The Company believes that its patents provide a competitive advantage over other providers of switched digital broadband products. There can be no assurance, however, that the patents of the Company will be enforceable or that competitors will not be able to develop products that do not infringe upon the patents of the Company. The Company has recently brought an infringement action against General Instrument. See Item 3, Legal Proceedings. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960), among other things, seeking to have the Company's U.S. Patent No. 5,457,560 declared invalid, alleging that the Company is infringing two patents of General Instrument Corporation relating to the transmission of digital video and seeking an injunction against further infringement. See Item 3 Legal Proceedings.

BBT's patent portfolio covers the basic technology for implementing switched digital broadband systems in the context of a fiber to the curb architecture. The issued patents cover systems using a main site (HDT) and a remote site (ONU) interconnected by fiber, providing downstream digital broadband and video information to subscriber locations in response to upstream signals requesting a given channel. An approach for multicasting one channel to multiple subscribers is also covered by a patent that the Company has been notified will be issued as U.S. Patent No. 5,619,498.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.    BUSINESS (CONTINUED)

PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION (CONTINUED)

Because of the existence of a large number of patents in the telecommunications field and the rapid rate of issuance of new patents, some components of the Company's products may be covered by existing patents, without the Company's knowledge. If so, the Company believes that, based upon industry practices, necessary licenses or rights under such patents may be obtained on terms which would not have a materially adverse financial effect on the Company.

The Company has received Notice of Publication for registration for "BBT", "FLX" and "BroadBand Technologies" as trademarks for use in the United States.

In addition to the patent protection described above, the Company protects its software through contractual arrangements with its customers and through copyright protection procedures.

The Company acquired ownership rights to a significant amount of its technology from Siecor Corporation in July 1988. Under that agreement, Siecor Corporation transferred exclusive ownership of the technology to the Company in return for the right to receive royalties from the sale of products, incorporating the transferred technology. Until 1998, the Company cannot transfer or license the technology acquired from Siecor Corporation on an exclusive basis without prior consent of Siecor Corporation. Siecor Corporation may not unreasonably deny its consent. In 1996 the Company renegotiated the terms of the royalty agreement which in effect reduced the royalty percentage.

EMPLOYEES

As of December 31, 1996, the Company had a total of 333 employees. The Company is not a party to any collective bargaining agreement.

ENVIRONMENTAL AFFAIRS

The Company's manufacturing operations are subject to numerous federal, state, and local laws and regulations designed to protect the environment. There are no administrative or judicial proceedings pending, or threatened against the Company alleging violations of such environmental laws or regulations. Compliance with these laws and regulations has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, and competitive position of the Company.

RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements, which include statements about the Company's Second Generation Product, the expected action of customers,corporate partners, and competitors and future financial requirements. Forward looking statements

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.   BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its Second Generation product and future products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. There can be no assurance the Company will be successful in such efforts. In a fourth quarter 1996 RFP decision, the Company believes an alternative or new supplier of switched digital broadband had underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. Failure of the Company to meet its development goals could have a material adverse effect on the Company. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than are the technologies and products of the Company and may offer such products at materially lower prices.

Other risk factors include the possibility that telephone companies may not widely deploy the Company's products in their local distribution networks. The Company must complete the development of the new products that will be integrated with Lucent Technologies' SLC(R)-2000 Access System and the joint product must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. The provisions of the Company's agreement with Lucent Technologies makes sales of the Company's new products in the United States and Canada substantially dependent on the marketing efforts of Lucent Technologies, which will continue to market alternative technology in competition with the joint Lucent Technologies/BroadBand Technologies product. In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 1.   BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

As the Company announces succeeding generations of its products to better meet the changing requirements of customers, customers may delay orders of existing products until the next generation product is available for shipment, or until small volumes of next generation products are adequately field tested.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $133 million as of December 31, 1996, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due would have a material adverse effect on the Company.

Currently, the Company is dependent upon a two primary customers in North America, which if lost would deprive the Company of substantially all its revenue. As the Company's market is dominated by a few large potential customers, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction. The customers of the Company are subject to substantial government regulation which could affect their ability to utilize the products of the Company. To remain competitive, the Company must continue to invest substantial resources in research and development. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than is the technologies and products of the Company and may offer such products at materially lower prices. The ability of the Company to complete development projects on schedule and to otherwise compete effectively depends upon its ability to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel, which in the current environment are becoming increasingly difficult to recruit and retain. The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non infringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all these risks could have a material adverse affect on the market price of the securities of the Company. Continued pursuit of international markets exposes the Company to increased risks of currency fluctuations and controls, political and social risks, trade barriers, new competitors and other risks associated with international markets.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 2.       PROPERTIES

The Company leases approximately 96,000 square feet in an office park located outside of Research Triangle Park, North Carolina. Substantially all the operations of the Company are conducted at this facility. The lease has a term which commenced in April 1993 and terminates in June 1998, with two three-year renewal options. The Company also leases a sales and marketing facility in The Surrey Research Park located in Surrey, England. The lease commenced in June 1994. The Company believes that the above described facilities are suitable and adequate to meet the Company's requirements.


ITEM 3.       LEGAL PROCEEDINGS

On March 18, 1997, the Company commenced a legal action against General Instrument, Inc. in the U.S. District Court for the Eastern District of North Carolina (BroadBand Technologies, Inc. vs. General Instrument Corp. Civil Action No. 5.97-CB-173BR(2) for infringement of the Company's United States Patent No. 5,457,560 (the "560 Patent") titled "Fiber Optic Telecommunication System Employing Continuous Downlink, Burst Uplink Transmission Format and Preset Uplink Guardband." The Complaint alleges, among other things, that General Instrument, has made, tested and used for a broadband access system that infringes the 560 Patent (the "Infringing System"), has offered the Infringing System for sale, has contracted to sell the Infringing System to NYNEX, and has induced others to infringe the 560 patent. The Company is seeking to enjoin General Instrument from further acts infringing the 560 Patent and to recover compensatory damages and treble damages. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation commenced a legal action against the Company in the U.S. District Court for the Northern District of California. (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960), among other things, seeking to have the Company's U.S. Patent No. 5,457,560 declared invalid, alleging that the Company is infringing two patents of General Instrument Corporation relating to the transmission of digital video and seeking an injunction against further infringement.

There can be no assurance as to success of the Company's infringement action or the amount of damages recovered if the Company is successful. Nevertheless, the company has invested substantial amounts in developing its technology and intends to protect its intellectual property in a manner that maximizes its business opportunity.

The Company's operations are subject to numerous federal, state and local laws and regulations, including those regarding employment discrimination, safety, wages and environmental matters. The Company may also be subject to product liability and breach of contract claims in civil actions. There are no material administrative or judicial proceedings pending or threatened against the Company. Compliance with applicable laws and regulations has not had, and is not expected to have, a material effect upon the operations of the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers are elected annually and serve at the pleasure of the Board of Directors. The current executive officers of the Company are as follows:

       NAME                                       OFFICE                         OFFICER SINCE      AGE
Salim A.L. Bhatia          President, Chief Executive Officer and Director           1988           46
John R. Hutchins, III      Chairman of the Board and Director                        1988           62

J. Richard Jones           Executive Vice President,  Assistant  Secretary and       1988           49
                           Director
Timothy K. Oakley          Vice President,  Chief Financial Officer, Treasurer       1996           35
                           and Secretary


As of the end of 1996, the following people held these positions:

     NAME                       OFFICE                 OFFICER SINCE     AGE

Richard L. Popp            Executive Vice President        1993           58

Robert W. Henry             Vice President                 1990           44

Wayne C. Machon             Vice President                 1989           51


Mr. James Chitkowski is assuming the responsibilities of Mr. Henry, and Mr. Leonard D. Hayes is assuming the responsibilities of Mr. Machon; however, they have not been elected officers of the Company.

Mr. Bhatia is a founder of the Company and has served as President and Chief Executive Officer and as a director of the Company since its formation in July 1988. Mr. Bhatia was a Vice President at Siecor Corporation, a supplier of fiber optic products to the telecommunications industry, from November 1984 to July 1988. Between February 1981 and July 1988, Mr. Bhatia held various sales, marketing, strategy and business development positions at Siecor. Prior to 1981, Mr. Bhatia held various sales, engineering, operations and consulting positions at Corning, Inc., Arthur D. Little, and Esso Petroleum Co. Ltd . (UK).

Dr. Hutchins is a founder of the Company and has served as Chairman of the Board and as a director of the Company since its formation in July 1988. Except for a period during 1990 and 1991, he also served as the Company's Treasurer and Secretary until November 1992. Prior to July 1988, Dr. Hutchins was Executive Vice President at Siecor Corporation, which he joined in September 1985. Prior to joining Siecor, Dr. Hutchins served as Senior Vice President, Vice President and Director of Research and Development at Corning Incorporated for 12 of his 25 years there. Since March 1, 1991, Dr. Hutchins has been employed by the Company on a part-time basis.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

Dr. Jones is a founder of the Company and has served as Executive Vice President and as a director of the Company since its formation in July 1988. He is the chief technical officer of the Company and is responsible for advanced technology development. From February 1987 until July 1988, he worked for Siecor Corporation where he held the position of Director of Broadband Development. Prior to February 1987, Dr. Jones held management and development-oriented positions at FiberLAN, Inc. (a Siecor-BellSouth joint venture), Siecor Corporation, Harris Corp., a manufacturer of communications systems for military and industrial markets, and Bell Laboratories.

Mr. Orr has served as President, Chief Executive Officer, and Director since he joined the Company in April 1997. Prior to joining the Company, he was employed at Alcatel Network Systems, Inc. as President and Chief Executive Officer since August 1991. At Alcatel Network Systems, which designs, manufactures and markets a full line of telecommunications systems products for the transport and management of voice, data, and image traffic, he was responsible for operations in Raleigh and Clinton, North Carolina; Longview, Texas; Nogales, Mexico; Georgetown, Canada; and San Jose, California. Prior to joining Alcatel, he was Vice President and General Manager of Rockwell Internationals' Network Transmission Systems Division. He held various other management positions at Rockwell since joining the company in 1985. Prior to joining Rockwell, he held various positions with GTE including Network Director for General Telephone Company of Wisconsin.

Mr. Oakley has served as Vice President and Chief Financial Officer since he joined the Company in April 1996. Prior to joining the Company, he was employed at MCI Telecommunications as the Director of Finance, Management Reporting, Control and Analysis for the consumer/small business marketing segment; and Chief Financial Officer of the MCI-ASYNC Voice Messaging subsidiary. For the years prior to joining MCI in 1990, he was employed _by _the auditing group of Coopers and Lybrand; for Domino's Pizza as Director of Finance for a franchise with 46 stores; and for Bell South Advertising and Publishing as Manager, Market Planning and Analysis.

Mr. Popp had served as Executive Vice President of the Company from September 1993 to March 1997. Prior to joining the Company, he was the President and Chief Executive Officer of FiberCom, a local area networking company, from 1987 until September of 1993. Between 1982 and 1987, he was employed by Paradyne Corporation as Vice President of Marketing and Vice President of Development. For the seventeen years prior to joining Paradyne, he held various management positions at IBM.

Mr. Henry served as Vice President of the Company from May 1990 to March 1997. He joined the Company in April 1990 and since that time has been responsible for sales of the FLX System to telephone companies. From January 1987 until March 1990, he served as Bell Group Manager of Teradyne, Inc., a manufacturer of automated test equipment for electronic and telecommunications companies, where he was responsible for marketing and sales of test systems to the Bell telephone operating companies.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

Mr. Machon had served as Vice President of the Company from May 1989 to February 1997. He joined the Company in December 1988 and since that time has been responsible for manufacturing and procurement. From June 1978 until he joined the Company, he held various manufacturing positions for Data General Corporation. From July 1987 to November 1988, he was the Plant Manager for Data General Corporation's largest production facility.

Mr. Chitkowski joined the Company in September 1996 as Vice President of Sales. From March 1997, Mr. Chitkowski has served as Vice President of Sales and Marketing of the FLX system to companies in North America and Puerto Rico. From June 1992 to June 1993 he was Vice President of Marketing and Sales for Telesciences Transmission Systems. From 1993 June to November 1995 he held the position of Regional Vice President with DSC Communications Corp. From November 1995 to July 1996 he was Vice President Sales for Tekelec. In July and August of 1996 he consulted with Manchester International.

Mr. Hayes joined the Company in March 1992 as Director of Materials. From March 1997, Mr. Hayes has served as Vice President of Manufacturing and Quality and is responsible for all manufacturing and procurement functions inclusive of all contract construction and administration. In his twenty three years in materials and manufacturing operations, he has held executive materials, logistics, and manufacturing positions at Commodore International Ltd., where he was responsible for worldwide materials and logistics functions in support of a $1.1 billion revenue stream and senior management positions in materials and operations at Data General Corporation.
                                     PART II

ITEM5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

The Company's Common Stock, $.01 par value, is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "BBTK". The following tables set forth the high and low daily bid prices for each quarter during the past two fiscal years as reported by NASDAQ. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

1996                    LOW         HIGH

First Quarter          $15.75       $28.25
Second Quarter          23.50        34.62
Third Quarter           20.00        35.00
Fourth Quarter          15.25        23.00

1995                    LOW         HIGH

First Quarter          $21.25       $31.50
Second Quarter          22.63        28.88
Third Quarter           19.50        27.00
Fourth Quarter          15.75        22.00

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS (CONTINUED)

No cash dividends have been declared or paid by the Company and the Company has no present intention of declaring a cash dividend.

As of March 18, 1997, there were approximately 9,000 holders of record and beneficiary shareholders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain condensed statement of income and balance sheet information of the Company for the five years ended December 31, 1996. This summary should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts have been restated for a one-for-two reverse stock split effected in November 1992, and all amounts except per share amounts are presented in thousands. No cash dividends have been declared or paid in any of the years presented.

-------------------------------------------------------------------------------------------------------
                                    1996            1995           1994           1993           1992
-------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME DATA
Net Sales                         $23,144         $22,705         $27,012        $15,136        $5,343
Cost of Products Sold              21,744          23,917          27,908         19,453         5,879

Gross Profit                        1,400          (1,212)           (896)        (4,317)         (536)
Expenses:
    Research and Development       22,785          19,434          15,422          8,907         5,325
    Selling and Administration     11,647          11,627          11,284          6,965         5,717
                                   ------          ------          ------         ------         -----
          Total expenses           34,432          31,061          26,706         15,872        11,042
                                   ------          ------          ------         ------        ------

Operating Loss                    (33,032)        (32,273)        (27,602)       (20,189)      (11,578)
Other Income(Expense), Net:         2,014           4,371           3,432          1,199          (243)
                                    -----           -----           -----          -----          -----
Net Loss                         ($31,018)       ($27,902)       ($24,170)      ($18,990)  ($11,821)
                                 ==========      ==========      ==========      =========  =========
Average Common Outstanding Shares

                Supplemental*      13,200          13,092          13,030          9,968         7,515
                                   ======          ======          ======          =====         =====
                Historical         13,200          13,092          13,030          7,284         2,617
                                   ======          ======          ======          =====         =====

Loss Per Share:
                Supplemental *    ($2.35)         ($2.13)          ($1.85)        ($1.89)       ($1.54)
                                  =======         =======          =======        =======       =======
                Historical        ($2.35)         ($2.13)          ($1.85)        ($2.59)       ($4.42)
                                  =======         =======          =======        =======        ======
BALANCE SHEET DATA (DEC. 31)
Cash, Cash Equivalents &
   Investments                   $148,758         $65,351         $80,290        $107,400       $16,715
Total Assets                      171,347          85,958          96,371         125,298        22,086

Long-term debt                    115,000              43             331             802         6,188
Total Stockholders' Equity        $28,901         $58,868         $79,379        $103,273       $11,724
                                  =======         =======         =======        ========       =======

      * Supplemental disclosure is provided for periods presented in the Company's initial S-1 Registration Statement.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales in 1996 were $23.1 million compared to $22.7 million in 1995 and $27.0 million in 1994. The slightly higher sales volume in 1996 as compared to 1995 occurred as customers transitioned to the Company's second generation product. Net loss for 1996 was $31.0 million compared to a net loss of $27.9 million in 1995 and a net loss of $24.2 million in 1994. Net losses continue to reflect the long evaluation and implementation process that is typical of customers for major communications infrastructure changes, as well as investment in the second generation product and market development of the FLX-2500 platform. Net losses also reflect the impact of higher net interest expense and the expenses associated with the $115 million convertible note offering in May 1996. The Company expects to continue to incur losses in future periods.

GROSS MARGIN:

Cost of sales for 1996 was $21.7 million compared to $23.9 million in 1995 and $27.9 million in 1994. Gross margin as a percent of net sales was a positive 6% in 1996, a negative 5% in 1995 and a negative 3% in 1994. The improved gross margin for 1996 is a result of a change in product mix compared to the prior years.

In a recent RFP decision, the Company believes an alternative or new supplier had underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. Consequently, the Company expects that price competition could have an adverse impact on the Company's margins. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses for 1996 were $22.8 million compared to $19.4 million in 1995 and $15.4 million in 1994. The increases in research and development expenditures were primarily the result of additional personnel engaged in the development of the hardware and software for the Company's Second Generation platform and enhancements and supports for its First Generation products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses for 1996 were $11.6 million compared to $11.6 million for 1995 and $11.3 million for 1994. These expenses are a result of the Company's investment in resources that enable the Company to support field service, sales and marketing as well as administrative requirements.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           (CONTINUED)

OTHER INCOME (EXPENSE), NET:

Other income (expense) consists primarily of interest income and interest expense. The interest income (expense) category reflects net interest income earned on cash, cash equivalents and both short and long-term investment balances during 1996 of $2.0 million compared to net interest income of $4.4 million and $3.4 million in 1995 and 1994 respectively. The increase in interest expense for 1996 as compared to 1995 and 1994 was the result of interest expense on the convertible note offering. The increases in interest income was principally the result of a higher rate of return for 1995 by Company's investments compared to the rate of return for 1994.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents, which consists of investments in demand deposits, commercial paper and U.S. Treasury Obligations with maturities of less than 90 days when purchased; short-term investments, which consists of commercial paper and U.S. Treasury Obligations with maturities of less than 360 days; and long-term investments with maturities greater than 360 days increased $85 million during 1996 to $148 million at the end of 1996, compared to $63 million at the end of 1995, and $80 million at the end of 1994.

The Company issued on May 17, 1996, $115 million of 5% Convertible Subordinated notes due May 15, 2001 that entitles Holders of Convertible Notes to convert into shares of the Company's common stock. Interest is payable on May 15th and November 15th of each year, commencing on November 15, 1996. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The notes are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the debt.

During 1995, the Company received $7.0 million from Bell Atlantic for Warrants that entitle Bell Atlantic to purchase one million shares of BroadBand Technologies' Common Stock at an exercise price of $41.75 per share. Property and equipment additions during 1995 and 1994, plus cash required for research and development and other operating activities represented the majority of the decrease in the cash balance during 1995 and 1994. The increase during 1993 was primarily a result of the Company's two public offerings which raised total net proceeds of $105 million, offset by cash required for operating activities and property and equipment additions.

The Company had long-term debt associated with various lease arrangements for the purpose of financing the acquisition of general furnishings and office, computer and manufacturing equipment. The unpaid long term balance of these obligations was $.0 million, $.1 million and $.3 million at December 31, 1996, 1995 and 1994, respectively.

                          BroadBand Technologies, Inc.

                                  Annual Report



ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management expects that cash on hand and cash equivalents at December 31, 1996 and cash generated from the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures in 1997 based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and the possibility that the Company's product initiatives might increase working capital requirements. In such event, the Company would consider appropriate financing alternatives.

                          BroadBand Technologies, Inc.

                                  Annual Report


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


BroadBand Technologies, Inc. -- Index to Financial Statements


 A.       Financial Statements

          Report of Independent Auditors..........................22

          Statements of operations for the years ended
          December 31, 1996, 1995 and 1994........................23

          Balance Sheets as of December 31, 1996 and 1995......24-25

          Statements of Stockholders' Equity for the years
          ended December 31, 1996, 1995 and 1994..................26

          Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994........................27

          Notes to Financial Statements........................28-39


 B.       Supplemental Financial Information -- Unaudited.........40

                         Report of Independent Auditors


The Board of Directors and Stockholders
BroadBand Technologies, Inc.


We have audited the accompanying balance sheets of BroadBand Technologies, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BroadBand Technologies, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


January 31, 1997
Raleigh, North Carolina

                          BroadBand Technologies, Inc.

                            Statements of Operations



                                         YEAR ENDED DECEMBER 31
                                   1996            1995        1994
                             --------------------------------------------

Net sales (NOTES 1 AND 15)   $  23,144,003     $22,705,311   $27,012,219

Costs and expenses:
   Cost of sales                21,744,255      23,917,118    27,908,535
   Research and development     22,784,948      19,433,536    15,421,558
   Selling, general and
     administrative             11,647,386      11,627,305    11,284,207
                             --------------------------------------------
                                56,176,589      54,977,959    54,614,300
                             --------------------------------------------
                             --------------------------------------------

Loss from operations          (33,032,586)    (32,272,648)    (27,602,081)

Other income (expense):
   Interest expense            (4,063,372)        (65,417)       (123,475)
   Interest income               6,077,545       4,436,016       3,555,353
                             ===============================================
Net loss                     $(31,018,413)   $(27,902,049) $   (24,170,203)
                             ===============================================
                             ===============================================

Net loss per share           $       (2.35)  $      (2.13) $         (1.85)
                             ===============================================

Average  number  of  shares  used  in  per  share
   calculations                 13,200,312     13,091,958       13,030,318
                             ===============================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.

                                 Balance Sheets



                                                  DECEMBER 31
                                            1996                  1995
                                        --------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents           $ 107,221,929        $    44,542,417
    Restricted cash                           451,042              2,706,348
    Short-term investments (NOTE 3)        22,359,232             18,102,178
    Accounts receivable, trade              6,284,217              4,313,465
    Inventories (NOTE 4)                    1,532,907              2,007,362
    Prepaids and other current assets         954,288                692,171
                                        --------------------------------------
Total current assets                      138,803,615             72,363,941

Long-term investments (NOTE 3)             18,725,698                      -

Furniture, fixtures and equipment:
    Equipment and software                 21,779,766             21,947,247
    Furniture and fixtures                    655,487                583,739
    Leasehold improvements                  1,296,647              1,296,647
                                        --------------------------------------
                                           23,731,900             23,827,633
Accumulated depreciation and
 amortization                             (13,186,825)           (10,233,135)
                                        -------------------------------------
Net furniture, fixtures and equipment      10,545,075             13,594,498

Deferred debt issuance costs, (net of
  accumulated amortization of
   $464,713) (NOTE 6)                       3,272,787                      -





                                        -------------------------------------
Total assets                            $ 171,347,175        $    85,958,439
                                        =====================================

                          BroadBand Technologies, Inc.

                                 Balance Sheets



                                                                                      DECEMBER 31
                                                                                1996                 1995
                                                                        ------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                            $ 3,564,317   $        4,528,790
   Accrued expenses                                                              6,789,232            5,882,013
   Deposits                                                                      3,258,316            5,418,776
   Accrued warranty reserve                                                      5,934,027            2,758,743
   Deferred revenue                                                              4,875,000            8,193,970
   Current portion of capital lease obligations (NOTE 5)                            25,044              264,447
                                                                        ------------------------------------------
Total current liabilities                                                       24,445,936           27,046,739

Long-term:
   Deposits                                                                      3,000,000                    -
   Debt (NOTE 6)                                                               115,000,000                    -
  Capital lease obligations, less current portion (NOTE 5)                               -               43,420

Stockholders' equity (NOTES 8, 9, AND 12):
   Series A preferred stock, $ .01 par value; 100,000 shares authorized;
     no shares issued and outstanding                                                    -                    -
   Convertible preferred stock, $.01 par value;  7,500,000 shares
     authorized;  no shares issued and outstanding                                       -                    -
   Common stock, $.01 par value; 30,000,000 shares authorized;
     13,249,480 and 13,151,167 shares outstanding                                  132,495              131,512
    Additional paid-in capital                                                 161,977,629          160,927,240
    Accumulated deficit                                                       (133,208,885)        (102,190,472)
                                                                        ------------------------------------------
                                                                        ------------------------------------------
Total stockholders' equity                                                      28,901,239           58,868,280
                                                                        ==========================================
Total liabilities and stockholders' equity                                   $ 171,347,175   $       85,958,439
                                                                        ==========================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.

                       Statements of Stockholders' Equity

                                                   COMMON          ADDITIONAL
                                                    STOCK            PAID-IN          ACCUMULATED
                                                  PAR VALUE          CAPITAL            DEFICIT             TOTAL
                                               ----------------------------------------------------------------------
                                               ----------------------------------------------------------------------

Balance at December 31, 1993                    $130,091    $    153,260,870    $ (50,118,220)     $ 103,272,741

Exercise of stock options for 34,019 shares          340             258,529                   -           258,869
Issuance of 7,013 shares under 401(k) plan            70             146,527                   -           146,597
Stock issuance costs                                   -           (128,856)                   -         (128,856)
Net loss for the year                                  -                   -        (24,170,203)      (24,170,203)
                                            -------------------------------------------------------------------------
                                            -------------------------------------------------------------------------
Balance at December 31, 1994                     130,501         153,537,070        (74,288,423)        79,379,148
Exercise of stock options for 94,564 shares          946             234,855                   -           235,801
Issuance of 6,425 shares under 401(k) plan            65             155,315                   -           155,380
Issuance of stock warrants                             -           7,000,000                   -         7,000,000
Net loss for the year                                  -                   -        (27,902,049)      (27,902,049)
                                               ----------------------------------------------------------------------
                                               ----------------------------------------------------------------------
   Balance at December 31, 1995                     131,512         160,927,240       (102,190,472)        58,868,280
   Exercise of stock options for 89,225 shares          892             846,929                   -           847,821
   Issuance of 9,119 shares under 401(k) plan            91             203,460                   -           203,551
   Net loss for the year                                  -                   -        (31,018,413)      (31,018,413)
                                               ======================================================================
   Balance at December 31, 1996                $    132,495      $  161,977,629     $ (133,208,885)     $ 28,901,239
                                               ======================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.

                            Statements of Cash Flows


                                                                            YEAR ENDED DECEMBER 31
                                                                1996                 1995                 1994
                                                        -----------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                   $ (31,018,413)       $ (27,902,049)       $  (24,170,203)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation                                               5,490,625            3,997,416            3,174,448
     Amortization                                                 464,713                    -                    -
     Increase in inventory reserve                              1,416,848              420,451              382,533
     Gain on Disposal of equipment                              (377,918)                   --                   --
     Changes in operating assets and liabilities:
        Decrease (Increase) in restricted cash                  2,255,306          (2,706,348)                   --
       Accounts receivable, trade                             (1,970,752)            (216,793)            2,615,253
       Inventories                                              (942,393)              871,278              495,734
       Prepaids and other current assets                        (262,117)               30,200            (415,906)
       Accounts payable and accrued expenses                     (57,254)            4,877,770          (2,072,395)
       Deposits                                                   839,540            1,043,215          (5,445,025)
       Accrued warranty reserve                                 3,175,284              419,412            1,210,087
       Deferred revenue                                       (3,318,970)            4,243,970            1,792,800
                                                         ------------------------------------------------------------
                                                         ------------------------------------------------------------
Net cash used in operating activities                        (24,305,501)         (14,921,478)         (22,432,674)

INVESTING ACTIVITIES
Acquisition of furniture, fixtures & equipment                (4,388,284)          (9,628,687)          (4,626,348)
Disposals of furniture, fixtures & equipment                    2,325,000                    -              191,078
(Increase) decrease in investments                           (22,982,752)          (5,976,519)            6,869,274
                                                         ------------------------------------------------------------
Net cash (used in) provided by investing activities          (25,046,036)         (15,605,206)            2,434,004

FINANCING ACTIVITIES
Issuance of common stock                                        1,051,372              391,181              276,610
Issuance of stock warrants                                              -            7,000,000                   --
Issuance of long-term debt                                    111,262,500
Principal repayments of capital lease obligations               (282,823)            (486,381)            (518,802)
                                                         --------------------------------------------------------------
                                                         --------------------------------------------------------------
Net cash provided by (used in) financing activities           112,031,049            6,904,800            (242,192)
                                                         --------------------------------------------------------------
                                                         --------------------------------------------------------------
Increase (decrease) in cash & cash equivalents                 62,679,512         (23,621,884)         (20,240,862)
Cash & cash equivalents at beginning of year                   44,542,417           68,164,301           88,405,163
                                                         --------------------------------------------------------------
                                                         ==============================================================
Cash & cash equivalents at end of year                      $ 107,221,929    $      44,542,417    $      68,164,301

                                                         ==============================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                      $   3,598,659    $          65,417    $         123,475

                                                         ==============================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.

                          Notes to Financial Statements

                                December 31, 1996



1.       SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects. The Company is engaged principally in the design, engineering, manufacturing and marketing of a sophisticated electronics and software platform for operators of local exchange telephone networks in the United States and, in recent years, has expanded its marketing effort to include international markets. The Company's platform enables operators of these local exchange telephone networks the capability to transmit voice, video and data over fiber optics to provide a wide array of interactive services, including entertainment, communications, information and other interactive services. The Company's products are still in the early stages of commercial deployment.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          BroadBand Technologies, Inc.

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, U. S. Treasury Obligations, and commercial paper.

INVESTMENTS IN DEBT SECURITIES

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), in 1995. There was no cumulative effect as a result of adopting FAS 115.

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 1996, the Company had no investments that qualified as trading or available for sale.

                          BroadBand Technologies, Inc.

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ACCOUNTS RECEIVABLE

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company's exposure to credit loss in the event that payment from a customer is not received for revenue recognized equals the net outstanding accounts receivable balance from that customer.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost flow assumption.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are stated at cost. Depreciation is determined for financial reporting purposes using the straight-line method over the estimated useful lives of the individual assets or, for leasehold improvements, over the terms of the related leases if shorter. Straight-line and accelerated methods of depreciation have been used for income tax purposes.

DEFERRED DEBT ISSUANCE COSTS

The Company capitalized certain costs relating to the issuance of debt. The costs are amortized on a straight-line basis over the term of the debt.

REVENUE RECOGNITION

Generally, revenue is recognized when products are shipped. Deferred revenue results from product licensing fees and also results from specific contractual terms for certain sales agreements. Prepaid product (software) license fees are recognized as deferred revenue when collected from customers and are recognized as revenue in accordance with the terms of the related contract.

                          BroadBand Technologies, Inc.

                    Notes to Financial Statements (continued)



1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes (see Note 13).

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred, except for capitalized software development costs.


CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs at the lower of cost or net realizable value after a product's technological feasibility has been established.

Amortization commences when a product is ready for general release to customers. There was no amortization expense during 1996 and 1995, since all capitalized costs became fully amortized during 1994. Amortization expense totaled $348,877 for the year ended December 31, 1994.

STOCK OPTIONS

The Company accounts for its employee stock option plans in accordance with Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Under APB 25, no compensation expense has been recognized since the number of shares granted is fixed and the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

2.         RESTRICTED CASH

The Company has outstanding stand-by letters of credit in the amount of $451,042 and $2,706,348 at December 31, 1996 and 1995, respectively. These letters of credit are collateralized by restricted cash of the same amount.

                          BroadBand Technologies, Inc.

3.  INVESTMENT IN DEBT SECURITIES

At December 31, 1996, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, U. S. Treasury Obligations, and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

The following is a summary of cash and cash equivalents and short and long-term investments by balance sheet classification at :


                                                      DECEMBER 31
                                          1996                    1995
                               ------------------------------------------------
Cash and cash equivalents:
   Demand deposit accounts      $     78,899,020               $14,838,053
   Commercial paper                   25,332,655                17,678,067
   U.S. Treasury Obligations           2,990,254                12,026,297
                               ------------------------------------------------
                               ================================================
                                $    107,221,929               $44,542,417
                               ================================================
Short-term investments:
   Commercial paper             $     20,293,691              $  5,425,895
   U.S. Treasury Obligations           2,065,541                12,676,283
                               ------------------------------------------------
                               ================================================
                               $      22,359,232               $18,102,178
                               ================================================
Long-term investments:
   Commercial paper            $      13,669,688      $              -

   U.S. Treasury Obligations           5,056,010                     -
                               ------------------------------------------------
                               ================================================
                               $      18,725,698      $              -
                               ================================================

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of December 31, 1996 and 1995.

                          BroadBand Technologies, Inc.

4.       INVENTORIES

Inventories consist of the following:

                                                 DECEMBER 31
                                         1996                 1995
                                      -------------------------------------

Electronic parts and other components  $ 2,583,074          $2,629,801
Work-in-process                            603,601             479,914
Finished goods                           1,681,971             816,538
                                      -------------------------------------
                                      -------------------------------------
                                         4,868,646           3,926,253
Inventory valuation reserve             (3,335,739)         (1,918,891)
                                      -------------------------------------
                                      =====================================
                                       $ 1,532,907          $2,007,362
                                      =====================================

The Company has entered into a contract with a supplier for the production of certain subassemblies used in the Company's products. Under the terms of the contract, the Company had firm purchase commitments to purchase from the supplier approximately $1,455,000 and $970,000 of these subassemblies at December 31, 1996 and 1995, respectively.

5.       LEASES

In prior years, the Company had entered into various capital lease arrangements which have expired as of December 31, 1996. Remaining future minimum lease payments under these capital leases total $25,044 at December 31, 1996.

Amortization of assets under capital leases is included with depreciation and amortization expense.

In February 1993, the Company entered into a non-cancelable operating lease for the rental of new office facilities. The lease has a term which commenced in April 1993 and terminates in June 1998 with an option for renewal. During September 1993, the Company exercised an option to lease additional space. The amended lease term commenced in January 1994 and terminates in June 1998 with an option for renewal. The total monthly commitment for the entire lease approximates $70,000. The Company has also entered into various year to year operating leases related to certain equipment.

                          BroadBand Technologies, Inc.

5.       LEASES (CONTINUED)

Future minimum lease payments under the non-cancelable leases at December 31, 1996 are as follows:

1997                                                $    877,151
1998                                                     418,838
                                           ======================
Total                                               $  1,295,989
                                           ======================

Rent expense was approximately $1,205,000, $1,351,000, and $1,233,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

6.       LONG-TERM DEBT

The Company issued on May 17, 1996, $115 million of 5% convertible subordinated notes due May 15, 2001, that entitles the holder to convert the notes into shares of the Company's common stock. Interest is payable on May 15 and November 15 of each year, commencing on November 15, 1996. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The notes are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. The estimated fair value of the long-term notes approximated its recorded value at December 31, 1996.

7.       COMMITMENTS

The Company is party to a technology transfer agreement that obligates the Company to pay a royalty of two percent (2%) of the selling price of any goods or services provided by the Company that include intellectual property transferred by the other party to the agreement after such sales exceed, in the aggregate from inception, $50 million. The royalty will be reduced to one percent (1%) after such sales, in the aggregate from inception, exceed $200 million. The Company recorded royalty expense under this agreement in 1996 and 1995 which is included in accrued expenses. There was no royalty expense in 1994. No royalties will be due and payable after 1998. Under the agreement, prior to the end of 1998, the Company may not transfer, assign, license or sell, on an exclusive basis, the technology without written consent of the other party (the agreement includes terms which state that such consent is not to be unreasonably withheld). In 1996 the Company renegotiated the terms of the royalty agreement, which in effect reduced the royalty percentage.

                          BroadBand Technologies, Inc.

8.  STOCK OPTION PLANS

The Company has adopted an incentive stock option plan for employees, and a non-qualified stock option plan for consultants and others, and a directors stock option plan for Directors. Common shares available under the three plans are 2,150,000, 650,000, and 100,000 shares, respectively. Information concerning outstanding stock options to purchase common stock pursuant to the plans as of December 31, 1996 is summarized as follows:


                             PER SHARE EXERCISE      NUMBER        AGGREGATE
                                   PRICE           OF SHARES       EXERCISE
                                                                    PRICE
                           ----------------------------------------------------
Incentive stock options
 outstanding:
   Vested                  $  .10 - $ 35.75         718,600   $   10,136,142
   Unvested                $ 3.16 - $ 35.75         731,178   $   15,281,796
                           -----------------------------------------------------
Totals                                            1,449,778   $   25,417,938
                           =====================================================


Options are granted at not less than fair market value at the date of grant as determined by the Board of Directors and may be exercised upon terms approved by the Board. During 1996, 256,670 options were granted under the incentive stock option plan and 314,758 non-qualified options were granted. Certain non-qualified grants include provisions which prohibit exercise, until near the option expiration date or until the end of the full vesting period or prior to the Company attaining profitability. Vested options are exercisable at dates ranging from six months to nine years and nine months from date of grant. Shares not yet vested are not exercisable. All options granted expire between five and one half and ten years from the grant date.

                          BroadBand Technologies, Inc.

8.  STOCK OPTION PLANS (CONTINUED)



The following table summarizes stock option activity from January 1, 1994 through December 31, 1996:


                                                            RANGE OF           OPTION
                                            NUMBER OF    EXERCISE PRICES       PRICE
                         DESCRIPTION          SHARES        PER SHARES         TOTAL
-------------------------------------------------------------------------------------------------------------

Options outstanding at December 31, 1993      804,098     $0.10 to $35.75    $8,812,324
Options exercisable at December 31, 1993       91,073     $0.10 to $18.00      $500,845
Options granted during 1994                   227,190    $15.25 to $27.25    $4,185,185
Options canceled during 1994                   25,021     $2.70 to $26.63   $   360,446
Options exercised during 1994                  34,019     $0.10 to $18.00   $   170,940
Options outstanding at December 31, 1994      972,248     $0.10 to $35.75   $12,466,123
Options exercisable at December 31, 1994.     147,811     $0.10 to $26.63      $751,877
Options granted during 1995                   210,840    $17.25 to $28.00    $4,916,025
Options canceled during 1995                   55,670     $2.70 to $35.75    $1,022,317
Options exercised during 1995                  93,651     $0.10 to $10.00      $207,954
Options outstanding at December 31, 1995    1,033,767     $0.10 to $35.75   $16,151,877
Options exercisable at December 31, 1995      535,153     $0.10 to $35.75    $6,407,088
Options granted during 1996                   571,428    $16.50 to $32.50   $11,440,944
Options canceled during 1996                   66,192     $2.70 to $35.75    $1,327,063
Options exercised during 1996                  89,225     $0.80 to $27.25      $847,821
Options outstanding at December 31, 1996    1,449,778     $0.10 to $35.75   $25,417,958
Options exercisable at December 31, 1996      731,231     $0.10 to $35.75   $10,489,122

                          BroadBand Technologies, Inc.

8.       STOCK OPTION PLANS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) due to the fact that the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS
123) requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995:
                                                1996                1995
                                         ---------------------------------------

        Risk free interest rate                 5.69%              5.69%
        Dividends                                 -                  -
        Volatility factor                        .6784              .6448

The Black-Scholes option valuation model was developed for use in estimating in fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      DECEMBER 31
                                               1996                   1995
                                       --------------------------------------

              Pro forma net loss           $32,753,117         $28,204,628
              Pro forma loss per share           $2.48               $2.15

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its proforma effect will not be fully reflected until 1997.

Exercise prices for options outstanding as of December 31, 1996 ranged from $0.10 to $35.75. The weighted average remaining contractual life of those options is 7.63 years. The weighted average exercisable price of outstanding options at December 31, 1996 is $11.63.

                          BroadBand Technologies, Inc.

9.  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1996, the Company had reserved a total of 3,356,223 of its authorized 30,000,000 shares of common stock for future issuance as follows:

Outstanding stock options                           1,449,778
Outstanding warrants related to a lease line            7,813
Outstanding warrants                                1,225,000
Possible future issuance under stock option plans     598,630
Possible future issuance under 401(k) plan             75,002
                                                    ---------
                                                    =========
Total shares reserved                               3,356,223
                                                    =========

10.    NET LOSS PER SHARE OF COMMON STOCK

Net loss per share is computed in accordance with APB 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are considered as outstanding only if their effect is dilutive (i.e. increasing the net loss per share).

11.      WARRANTS

During 1995, the Company received $7 million for six-year Warrants that entitle the purchaser of the warrants to acquire 1,000,000 shares of the Company's Common Stock for $41.75 per share.

12.      CAPITAL STOCK

On November 19, 1996, the Board of Directors declared a dividend distribution of one preferred share purchase right (Right) for each share of Common Stock outstanding on December 23, 1996. The Rights becomes exercisable only if a person or group acquires, or obtains the right to acquire, 15% or more of the Company's Common Stock or commences a tender offer or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Company's outstanding Common Stock.

In connection with the November 19, 1996 preferred share dividend distribution, the Company restated its articles of incorporation, thereby creating a series of Series A Preferred Stock. 100,000 shares of this series have been authorized, which have a dividend rate of the greater of $10.00 per share or 1,000 times the aggregate per share amount of Common Stock dividends. Each share is entitled to one vote and shall have a liquidation preference of $1,000 per share, plus accrued and unpaid dividends.

                          BroadBand Technologies, Inc.

13.    INCOME TAXES

At December 31, 1996, the Company has net operating loss carryforwards and research and development credits of $129.1 million and $2.8 million, respectively, for income tax purposes that expire in years 2003 through 2011. For financial reporting purposes, a valuation allowance of $58.6 million ($46.7 million in 1995) has been recognized to offset the deferred tax assets related to those carryforwards at December 31, 1996. When, and if, realized, the tax benefit for those items will be reflected in current operations as a reduction of income tax expense. Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 are as follows:

                                                          DECEMBER 31
                                                      1996           1995
                                                  ----------------------------
                                                  ----------------------------
Deferred tax liabilities:
   Tax over-book depreciation                       $ 281,000      $ 506,000

Deferred tax assets:
   Net operating loss carryforwards                51,641,000     41,029,000
   Research and experimental credit carryforwards   2,852,000      2,303,000
   Deferred revenue                                   909,000      2,000,000
   Inventory reserve                                1,151,000        768,000
   Warranty reserve                                 2,274,000      1,162,000
                                                  ------------------------------
Total deferred tax assets                          58,827,000     47,262,000
Valuation allowance for deferred tax assets       (58,546,000)   (46,756,000)
Net deferred tax assets                               281,000        506,000
                                                  ==============================
Net deferred taxes                                $      -      $      -
                                                  ==============================

Based on the number of shares of common and preferred stock issued in 1992 and 1993, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of this occurrence limits the annual utilization of the net operating loss carryforwards to an amount determined by multiplying the fair market value of the Company immediately prior to the change in ownership percentage by the federal long-term tax exempt interest rate at the time of the change. As of December 31, 1996, future use of a portion of the net operating loss carryforwards are limited to approximately $27 million of taxable income per year. This limitation applies to all losses incurred through November 12, 1993 in the amount of $50.2 million, the remaining loss of $78.9 million is not currently limited.

                          BroadBand Technologies, Inc.

14.      EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan and Trust covering substantially all employees. Employees at least 21 years of age who have completed three months of service are eligible for the Plan. The Company will provide a matching contribution of cash or common stock of the Company, at the election of the employee, totaling 50% of employee contributions to a maximum employee contribution of 6% of the employee's wages. The Company determines the number of shares to be contributed by the most recent closing market price of the Company's common stock. The Company pays the Plan expenses which totaled approximately $24,000, $32,000, and $28,000 in the years 1996, 1995 and 1994. Company contributions to the plan for 1996, 1995 and 1994 in stock and cash totaled approximately $412,000, $350,000, and $251,000, respectively.

15.      BUSINESS SEGMENT INFORMATION

The Company is engaged in a single business segment consisting the development, manufacture, marketing and service of electronic equipment for the telecommunications industry. Regional Bell Operating Companies ("RBOC's") and independent telephone companies are the primary users of the Company's products. During 1996, the Company entered into an agreement with a third party which was granted the exclusive right to sell the Company's primary products in the United States and Canada to RBOC's and other users. Prior to 1996, the Company's sales were made directly to RBOC's. Company sales to the third party during 1996 were 29% of total sales and 65% of the Company's accounts receivable at December 31, 1996, were due from this customer. Direct RBOC sales a percentage of the Company's total revenues were 51%, 76%, and 95% for the years ended December 31, 1996, 1995 and 1994 respectively. Of the 51% of sales to the RBOC's in 1996, 50% were transacted with one Regional Bell Operation Company and 17% of the Company's accounts receivables are due from this customer.

                          BroadBand Technologies, Inc.
                                Quarterly Results
                      (In thousands, except per share data)



SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

                                              1996
                     -----------------------------------------------------------
                      FOURTH          THIRD          SECOND         FIRST

Revenue                  $7,926         $5,706         $5,515        $3,997

Gross Margin                977            393            290          (260)

Net Loss               ($8,470)       ($8,498)       ($6,509)       ($7,541)
                       ========      =========       ========       ========

Net Loss per share      ($0.64)        ($0.64)        ($0.49)        ($0.57)
                        =======       ========        =======        =======


                                              1995
                     -----------------------------------------------------------
                      FOURTH          THIRD          SECOND         FIRST

Revenue                  $6,965         $7,065         $5,455        $3,221

Gross Margin              (181)          (100)          (297)          (996)

Net Loss               ($6,988)       ($6,385)       ($6,546)       ($7,983)
                       ========       ========       ========       ========

Net Loss per share      ($0.53)        ($0.49)        ($0.50)        ($0.61)
                        =======        =======        =======        =======


                                              1994
                     -----------------------------------------------------------
                      FOURTH          THIRD          SECOND         FIRST

Revenue                  $4,642         $5,130         $8,464        $8,776

Gross Margin              (655)          (426)           (90)           (95)

Net Loss               ($7,634)       ($5,870)       ($5,565)       ($5,101)
                       ========       ========       ========       ========

Net Loss per share      ($0.58)        ($0.45)        ($0.43)        ($0.39)
                        =======        =======        =======        =======



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                  None




                          BroadBand Technologies, Inc.







                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the information contained under the captions "Election of Directors" and "Section 16(a) Reporting" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein.


ITEM 11.      EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" (except for the information set forth under the sub caption "Report of Compensation Committee" which is not incorporated herein) in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained in the last paragraph under the caption "Election of Directors--Compensation of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein.

                          BroadBand Technologies, Inc.







                                     PART IV




ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements are included in Part II, Item 8 of this Form 10-K.

    1.  FINANCIAL STATEMENTS

        Report of Independent Auditors.

        Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

        Balance Sheets as of December 31, 1996 and 1995.

        Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

        Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

         2.  FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.


(B)      Reports on Form 8-K

         The Company filed a current report on Form 8-K, Commission File No. 0-21766, dated November 19, 1996, to report the execution of the Rights Agreement, dated as of November 19, 1996, by and between the Company and First Union National Bank, as Rights Agent.

(C)      See Exhibit Index and Exhibits attached to this report.

(D)      Financial Statement Schedules.

                          BroadBand Technologies, Inc.






EXHIBIT INDEX AND EXHIBITS
EXHIBIT                                                                   PAGE
NUMBER                    DESCRIPTION                                     NUMBER

   3.1  Amended and Restated Certificate of Incorporation. (1)
   3.2  Amended and Restated Bylaws (2)
   4.1  Amended and Restated  Certificate of  Incorporation
         (Included as exhibit 3.1 to this Annual Report on Form 10-K)
   4.2 Amended and Restated Bylaws (Included as Exhibit 3.2 to this Annual Report on Form 10-K)
   4.3  Form of Common Stock Certificate (1)
   4.4 Warrant Agreement, dated as of March 30, 1995, by and between the Registrant and Bell Atlantic Corporation (4)
   4.5 Form of Warrant Certificate (Included as exhibit to Exhibit 4.4 to this Annual Report on Form 10-K) 4.6 Rights Agreement, dated as of November 19, 1996, by and between the Registrant and First Union National Bank, as Rights Agent, including the form of
        Certificate of Designations, Preferences and Rights of Series
        A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (6)
   4.7  Form of 5% Subordinated Convertible Notes, due May 15, 2001 (8)
   4.8  Form of 5% Subordinated Convertible Notes, due May 15, 2001  (8)
  10.1 Technology Purchase Agreement dated as July 16, 1988, between and among the Registrant, Siecor Corporation and FiberLAN, Inc. (1)
  10.2 Equipment Lease Schedule VL-2 dated as of October 2, 1990, between the Registrant and Comdisco, Inc. (1)
  10.3 Master Equipment Lease Agreement between the Registrant and MMC/GATX Partnership No. 1 dated September 30, 1992. (1)
  10.4 Equipment Lease Schedule No. 1 dated as of September 30, 1992, between the Registrant and MMC/GATX Partnership No. 1. (1)
  10.5 Warrant Agreement dated as of September 30, 1992, between the Registrant and MMC/GATX Partnership No. 1. (1)
  10.6 Form of Investors' Rights Agreement dated as of November 13, 1992, between the Registrant and certain investors. (1)
  10.7 Standstill Agreement dated December 4, 1991, between the Registrant and AMP Incorporated. (1)
  10.8 Volume Purchase Agreement executed February 25, 1993, between the Registrant and Bell Atlantic Network Services, Inc., as amended by a Further Agreement and Amendment No. 1 dated as of May 3, 1993. (3)
  10.9 Further Agreement and Amendment No. 2, dated November 15, 1993 to Volume Purchase Agreement executed February 25, 1993 between the Registrant and Bell Atlantic Network Services, Inc.(4)

                          BroadBand Technologies, Inc.




EXHIBIT INDEX AND EXHIBITS (CONTINUED)

EXHIBIT                                                                    PAGE
NUMBER                          DESCRIPTION                               NUMBER

  10.10   Office Lease dated February 25, 1993, between the Registrant and The Wachovia Real Estate Fund. (1)
  10.11   Amended and Restated 1988 Incentive Stock Option Plan (2)
  10.12   Amended and Restated 1992 Nonqualified Stock Option Plan (2)
  10.13   Directors' Stock Option Plan (2)
  10.14   1993 Flexible Benefits Plan (1)
  10.15   Amended 401 (k) Plan dated December 31, 1994 (4)
  10.16   Warrant  Agreement,  dated as of March 30, 1995,  by and between the  Registrant  and Bell Atlantic Corporation (4)
  10.17 Agreement Between BroadBand Technologies, Inc. and Lucent Technologies Executed November 15, 1995. (4) (9)
  10.18   Indenture,  dated as of May 22, 1996,  by and between the
          Registrant  and Marine  Midland Bank, as Trustee  (5)
  10.18A  Cross Reference Sheet  (8)
  10.19   Purchase  Agreement,  dated as of May 17, 1996, by and between the Registrant and Goldman,  Sachs & Co., and Bear, Stearns &
          Co., Inc.  (5)
  10.20   Registration  Rights  Agreement,  dated as of May 17,  1996, by and between the Registrant and Goldman, Sachs & Co., and Bear, Stearns & Co., Inc. (5)
  10.21   Bell Atlantic  Network  Services,  Inc. and BroadBand
          Technologies,  Inc.  Procurement  Agreement, Contract No. BA
          14494, dated July 1, 1996  (7)  (10)
  10.22 First Amendment to Agreement LGC-A65-D executed July 12, 1996, between the Registrant and Lucent Technologies, Inc. (7) (10)
  10.23   Rights Agreement, dated as of November 19, 1996, by and
          between the Registrant and First Union National Bank, as
          Rights Agent, including the form of Certificate of
          Designations, Preferences and Rights of Series A Preferred
          Stock as Exhibit A, the form of Rights Certificate as Exhibit
          B, and the Summary of Rights as Exhibit C (6)
  10.24   Employment Agreement between the Registrant and Salim A.L.
          Bhatia, dated as of March 5, 1997  (11)                           47
  10.25   Employment Agreement between the Registrant and David E. Orr,
          dated as of March 10, 1997  (11)                                  64
   24.1   Consent of Ernst & Young LLP. (11)                                89
   27.0 Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.



(1) (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, No. 33-62754 declared effective on June 30, 1993.)

(2) (Incorporated by reference to exhibit filed with the Company's Form 10-Q for the period ended June 30, 1994.)

(3) (Confidential treatment was granted by the Securities and Exchange Commission on June 30, 1993.)

(4) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated March 30, 1995.)

                          BroadBand Technologies, Inc.




EXHIBIT INDEX AND EXHIBITS (CONTINUED)


(5) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated May 22, 1996)

(6) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated November 19, 1996)

(7) (Incorporated by reference to exhibit filed with Registrant's Quarterly Report, dated August 14, 1996, as amended by Amendment No. 1, dated November 26, 1996)

(8) (Incorporated by reference to exhibit filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-3, No. 333-09661, dated September 17, 1996)

(9) (Confidential treatment was granted by the Securities and Exchange Commission on May 10, 1996)

(10) (Confidential treatment was granted by the Securities and Exchange Commission on December 12, 1996)

(11) Attached exhibits.

                          BroadBand Technologies, Inc.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BroadBand Technologies, Inc.

Dated March 18, 1997     By: /s/   Timothy K. Oakley
                             ___________________________
                                   Timothy K. Oakley

                               Title: Vice President, Chief Financial Officer, Secretary Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                          DATE

/s/ Salim A.L. Bhatia
________________           President, (Principal Executive       March 18, 1997
Salim A.L. Bhatia           Officer), and Director


/s/ Timothy K. Oakley
-----------------           Vice President, (Principal Financial  March 18, 1997
Timothy K. Oakley           Officer and Principal Accounting
                            Officer)

/s/ Dr. John R. Hutchins, III
-----------------           Chairman of the Board                 March 18, 1997
Dr. John R. Hutchins, III

/s/ Dr. J. Richard Jones
-----------------           Director                              March 18, 1997
Dr. J. Richard Jones

/s/ Fredric R. Boswell
-----------------           Director                              March 18, 1997
Fredric R. Boswell

/s/ Richard P. Clark
-----------------           Director                              March 18, 1997
Richard P. Clark

/s/ Dr. Charles T. Lee
-----------------           Director                              March 18, 1997
Dr. Charles T. Lee

/s/ Lawrence A. McLernon
-----------------          Director                              March 18, 1997
Lawrence A. McLernon