Form 10-Q
period 1997-03-31
BROADBAND TECHNOLOGIES INC /DE/
filed 1997-05-14
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x]         Quarterly Report pursuant Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1997
                                       or

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


                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                             Outstanding as of May 9, 1997
-------
Common Stock ($.01 par Value)        13,264,746

                          BroadBand Technologies, Inc.
                                      Index



                                                                    PAGE NO.
                                                                   ---------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed  Balance Sheets
              March 31, 1997 and December 31, 1996                       3

              Condensed  Statements of Income
              Three Months Ended March 31, 1997 and 1996                 5

          Condensed  Statements of Cash Flows
             Three Months Ended March 31, 1997 and 1996                  6

          Notes to  Condensed Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

Item 3.  Legal Proceedings                                               13

PART II - OTHER INFORMATION


Item 5.  Other Information                                               14

Item 6.  Exhibits and Reports on Form 8-K                                16


SIGNATURE                                                                17

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets



PART I.  FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS




                                                                MARCH 31,              DECEMBER 31,
                                                                  1997                    1996
                                                               (UNAUDITED)              (AUDITED)
                                                           ----------------           ----------
ASSETS

Current assets:

   Cash, cash equivalents and short term investments
       (Notes 2 and 3)                                   $   128,983,840       $     130,032,203

   Accounts receivable, trade                                   4,555,999               6,284,217

   Inventories (net)  (Note 4)                                  1,968,667               1,532,907

   Prepaid expenses and other current assets                    1,085,823                 954,288
                                                                 ---------           ------------
Total current  assets                                         136,594,329             138,803,615
Long term investments (Note 3)                                 22,334,584              18,725,698
Property, plant and equipment, at cost                         24,954,233              23,731,900
Less allowance for depreciation and amortization              (14,180,865)            (13,186,825)
                                                              ------------          --------------
                                                               10,773,368              10,545,075

Deferred debt  issuance  costs
    (net of accumulated amortization) (Note 8)                  3,085,912               3,272,787
                                                          ----------------          --------------
Total assets                                              $   172,788,193        $    171,347,175
                                                         =================        =================



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets






                                                                  MARCH 31,              DECEMBER 31,
                                                                     1997                    1996
                                                             --------------------  ------------------------
                                                                 (UNAUDITED)              (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $    10,634,429         $    10,353,549
   Accrued warranty reserve                                            7,258,419               5,934,027
   Deposits                                                            3,258,316               3,258,316
   Deferred revenue                                                    3,125,000               4,875,000
   Current installments of capitalized leases                              6,135                  25,044
                                                                 ---------------         ---------------
Total current liabilities                                        $    24,282,299         $    24,445,936
Long Term:
    Deposits                                                          13,000,000               3,000,000
    Debt  (Note 8)                                                   115,000,000             115,000,000

Stockholders' equity:
    Series A preferred stock, $.01 par value; 100,000 shares authorized; no shares issued and outstanding
    Convertible preferred stock, $.01 par value; 7,500,000 shares authorized; no shares issued and outstanding

Common stock, $.01 par value; 30,000,000 shares
      authorized; 13,256,685  shares issued and
      outstanding at March 31, 1997  and 13,249,480 issued
      an outstanding as of December 31, 1996                             132,567                 132,495
   Additional paid-in capital                                        162,044,344             161,977,629
   Accumulated deficit                                              (141,671,017)           (133,208,885)
                                                                    -------------           -------------

Total stockholders' equity                                            20,505,894              28,901,239
                                                                  --------------         ---------------
Total liabilities and stockholders' equity                        $  172,788,193         $   171,347,175
                                                                  ==============         ===============





                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)



                                                   THREE MONTHS ENDED MARCH 31,
                                                        1997            1996
                                                   ------------    -------------
Net sales                                          $  5,309,815    $  3,996,645

Cost and expenses:
   Cost of sales                                      4,297,089       4,256,651
   Research and development                           6,499,240       5,047,886
   Selling, general and administrative expenses       2,819,947       2,926,645
                                                   ------------    ------------
                                                     13,616,276      12,231,182
                                                   ------------    ------------
Loss from operations                                 (8,306,461)     (8,234,537)

Interest income                                       1,449,073         699,635
Interest expense                                     (1,604,745)         (6,309)
                                                   ------------    ------------
Loss before income taxes                             (8,462,133)     (7,541,211)
Income taxes                                                  0               0
                                                   ------------    ------------
Net Loss                                           $ (8,462,133)   $ (7,541,211)
                                                   ============    ============
Net loss per share (Note 5)                        $       (.64)   $       (.57)
                                                   ============    ============
Average number of shares and equivalents           $ 13,253,244    $ 13,168,038
                                                   ============    ============



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)







                                                               THREE MONTHS ENDED MARCH 31,
                                                                 1997             1996
                                                            --------------    --------------


OPERATING ACTIVITIES
Net cash provided by (used in) operating activities          $   9,148,760    $  (5,503,940)

INVESTING ACTIVITIES
   Acquisitions of furniture, fixtures, and equipment           (1,264,448)        (460,247)
   Disposal of furniture, fixtures, and equipment                   42,115                0
                                                             -------------     ------------
Net cash used in investing activities                           (1,222,333)        (460,247)

FINANCING ACTIVITIES
   Issuance of common stock                                         66,788          493,596
   Principal repayments on capital lease obligation                (18,909)         (89,429)
                                                            --------------    -------------
Net cash provided by (used in) financing activities                 47,879          404,167
                                                            --------------    -------------

Increase/(Decrease) in cash and cash equivalents                 7,974,306       (5,560,020)
Cash and cash equivalents at beginning of period               107,221,929       65,350,943
                                                             -------------    -------------
Cash and cash equivalents at end of period                   $ 115,196,235    $  59,790,923
                                                             =============    =============





                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 1997




1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1996 included in the Company's Form 10-K submission.

2.   RESTRICTED CASH

       The Company has outstanding stand-by letters of credit in the amount of $451,043. This letter of credit is collaterized by restricted cash of the same amount.

3.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consists principally of funds in demand deposit accounts, United States Treasury Obligations, and commercial paper.

     INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At March 31, 1997, the Company had no investments that qualified as trading or available for sale.

     At March 31, 1997, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


3.   INVESTMENTS IN DEBT SECURITIES (CONTINUED)


     The following is a summary of cash and cash equivalents and both short and long-term investments by balance sheet classification for March 31, 1997 and December 31, 1996:

                                                MARCH 31,       DECEMBER 31,
                                                  1997              1996
                                               -------------    -------------
    Cash and cash equivalents:
        Demand deposit accounts                 $ 80,420,112   $ 78,899,019
        Commercial paper                          20,295,760     25,332,655
        U.S. Treasury Obligations                 14,029,320      2,990,254
        Restricted Cash                              451,043        451,043
                                                ------------   ------------
                                                $115,196,235   $107,672,971
                                                ============   ============

    Short-term investments:
        Commercial paper                        $ 12,753,505   $ 20,293,691
        U.S. Treasury Obligations                  1,034,100      2,065,541
                                                ------------   ------------
                                                $ 13,787,605   $ 22,359,232
                                                ============   ============

    Long-term investments:
        Commercial paper                        $ 18,355,324   $ 13,669,688
        U.S. Treasury Obligations                  3,979,260      5,056,010
                                                ------------   ------------
                                                $ 22,334,584   $ 18,725,698
                                                ============   ============

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of March 31, 1997.

4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:


                                         MARCH 31,      DECEMBER 31,
                                          1997              1996
                                       -------------  ---------------

Electronic parts and other components   $ 3,104,342    $ 2,583,074
Work In Process                             907,028        603,601
Finished goods                            1,482,095      1,681,971
                                        -----------    -----------
                                          5,493,465      4,868,646
Inventory Reserve                        (3,524,798)    (3,335,739)
                                        -----------    -----------
                                        $ 1,968,667    $ 1,532,907
                                        ===========    ===========


                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


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

8.   LONG-TERM DEBT

     The Company issued on May 17, 1996, $115 million of 5% Convertible Subordinated Bonds Securities that entitles Holder of Bond Certificates to convert into shares of the Company's Common Stock. Interest is payable on May 15th and November 15th of each year, commencing on November 15, 1996. Each $1,000 bond is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The bonds are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the bonds initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the debt.
                                       9

                          BroadBand Technologies, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCT DEVELOPMENT

     The Company's second generation product is a "global core" platform that enables a Digital Loop Carrier (DLC) system providing the telephony interfaces to easily interface with the Company's FLX-2500 System, which provides broadband video and data interfaces and switching, as well as transport technology. The FLX-2500 is a second generation modular platform which leverages its technology to enable network operators to deploy the platform in a variety of configurations. Telephony, data, video, and interactive services can be deployed simultaneously or incrementally at the network operators choice. The Company believes the platform provides the flexibility to partner with some of the world's most experienced telecommunication providers.

     The Company is completing development of the FLX-2500, a second generation Fiber Loop Access (FLX) System. Telephony and broadband units have been delivered globally to network operators, system integrators and peripheral equipment providers for system integration and testing. The system is also being trialed at SBC for telephony services and has been shipped to an international carrier for field demonstration of its broadband video and data capabilities. The base platform and telephony capability of the product is expected to be available for deployment by mid-year 1997 with broadband elements expected to become available late in the fourth quarter of 1997 or early 1998, although there can be no assurance that development will be completed on schedule.

     As is customary with large network operators, customer satisfaction at each step of the laboratory testing, field trial, first office or service application stages are conditions to the start of commercial deployment of the FLX-2500. The Company is engaging in further development work on broadband video and data modules that enable the use of longer and older drop cables in the customer's installed base, as well as additional software features. The Company also continues its efforts on developing product features, increased reliability and lowering product cost to maintain its leadership position in switched digital broadband technology and address emerging competition from other suppliers of switched digital broadband products and technologies.

NET SALES AND NET LOSS

     Net sales for the first quarter of 1997 were $5.3 million, compared to $4.0 million for the same period in 1996. Sales for the quarter included the Company's Second Generation platform and related software plus some shipments of the Company's First Generation product. Sales for 1997 will primarily be composed of the Company's second generation platform, the FLX-2500. The net loss for the quarter was $8.5 million or $.64 per share, compared with $7.5 million or $.57 per share for the same period in 1996. Net losses include the Company's continued investment in research and development to ensure it is well positioned to deliver the Second Generation product as well as the impact of higher net interest expense.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES

     Cost of sales for the three months ending March 31, 1997 was $4.3 million compared to $4.3 million for the same period in 1996. The gross margin resulting from the cost of sales as a percent of net sales for the first quarter of 1997 was a positive 19.1% compared to a negative 6.5% for the same period of 1996. The improved gross margin for the period is a result of a change in product mix compared to the prior year. In a RFP decision during the second half of 1996, the Company believes an emerging supplier underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. Consequently, the Company expects that price competition could have an adverse impact on the Company's margins. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenses for the three months ended March 31, 1997 were approximately $6.5 million compared to $5.0 million for the same period in 1996. The Company continues to invest in the development of the hardware and software for its Second Generation platform and enhancements, support for its First Generation platform, and the assembly of an end to end system to support Competitive Local Exchange Carriers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ending March 31, 1997 were approximately $2.8 million compared to $2.9 million for the same period in 1996. These expenses include support of field service, sales and marketing resources as well as administrative requirements. It is expected that selling, general and administrative expenses may increase in future periods as the Company incurs legal fees and expense as it relates to its patent litigation. See Item 3 (Legal Proceedings)

OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and interest expense. Net other expense for the three month period ended March 31, 1997 was approximately $.2 million compared to income of $1.0 million for the same period in 1996. Interest income is the result of investing activities of the cash balance available during the period. The increase in interest income for the period ended March 31, 1997 compared to the same period last year was the result of a higher cash balance from the proceeds of the May 1996 bond offering. However, the higher interest income was offset by accrued interest and bond amortization expenses on the convertible bond offering, resulting in the decrease of net other income from prior year.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 1997, Cash and Cash Equivalents, which consists of investments in demand deposits, commercial paper and U.S. Treasury Obligations with maturities of less than 90 days and short-term investments, which consists of commercial paper and U.S. Treasury Obligations with maturities of less than 360 days, decreased approximately $1.0 million.

     The ending cash and short and long-term investment balance is $151.3 million compared to a balance of $148.8 at December 31, 1996. The increase was primarily due to prepayments from major customers.

     $.5 million of the total cash balance is restricted pursuant to outstanding Letters of Credit.

     During the quarter, the Board of Directors authorized the initiation of a stock repurchase program that utilizes equity options for up to 10% or 1.3 million shares of common stock. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions and additional factors. Recently the Company completed the option transaction supporting the share repurchase.

     Management expects that cash and cash equivalents at March 31, 1997 and cash generated from the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

OTHER FINANCIAL INFORMATION

     The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to March 31, 1998. The aggregate sales price of orders received and included in backlog was approximately $4.8 million at March 31, 1997. The Company believes that the orders included in the backlog are firm orders that will be shipped prior to March 31, 1998. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION

     The Company has been awarded patents in the United States. BBT's patent portfolio covers the basic technology for implementing switched digital broadband systems in the context of a fiber to the curb architecture. The issued patents cover systems using a main site (HDT) and a remote site
     (ONU) interconnected by fiber, providing downstream digital broadband and video information to subscriber locations in response to upstream signals requesting a given channel. An approach for multicasting one channel to multiple subscribers is also covered by a patent that the Company was issued as U.S. Patent No. 5,619,498 on April 8, 1997.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION (CONTINUED)

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

ITEM 3.  LEGAL PROCEEDINGS

     On March 18, 1997, the Company commenced a legal action against General Instrument, Inc. in the U.S. District Court for the Eastern District of North Carolina (BroadBand Technologies, Inc. vs. General Instrument Corp. Civil Action No. 5.97-CB-173BR(2) for infringement of the Company's United States Patent No. 5,457,560 (the "560 Patent") titled "Fiber Optic Telecommunication System Employing Continuous Downlink, Burst Uplink Transmission Format and Preset Uplink Guardband." The Complaint alleges, among other things, that General Instrument, has made, tested and used for a broadband access system that infringes the 560 Patent (the "Infringing System"), has offered the Infringing System for sale, has contracted to sell the Infringing System to NYNEX, and has induced others to infringe the 560 patent. The Company is seeking to enjoin General Instrument from further acts infringing the 560 Patent and to recover compensatory damages and treble damages. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California. (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960), among other things, seeking to have the Company's U.S. Patent No. 5,457,560 declared invalid, alleging that the Company is infringing two patents of General Instrument Corporation relating to the transmission of digital video and seeking an injunction against further infringement. Management does not believe that the Company is infringing on General Instrument's patents.

     There can be no assurance as to success of the Company's infringement action or the amount of damages recovered if the Company is successful. Nevertheless, the Company has invested substantial amounts in developing its technology and intends to protect its intellectual property in a manner that maximizes its business opportunity.

                           BroadBand Technologies, Inc

PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

RISK FACTORS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements, which include statements about the Company's Second Generation Product, the expected action of customers, corporate partners, and competitors and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its Second Generation product and future products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. There can be no assurance the Company will be successful in such efforts. In a fourth quarter 1996 RFP decision, the Company believes an alternative or new supplier of switched digital broadband had underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. Failure of the Company to meet its development goals could have a material adverse effect on the Company. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than are the technologies and products of the Company and may offer such products at materially lower prices.

     Other risk factors include the possibility that telephone companies may not widely deploy the Company's products in their local distribution networks. The Company must complete the development of the new products that will be integrated with Lucent Technologies' SLC(R)-2000 Access System and the joint product must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. The provisions of the Company's agreement with Lucent Technologies makes sales of the Company's new products in the United States and Canada substantially dependent on the competitiveness and performance of Lucent's product capability as well and their marketing efforts. Lucent Technologies will continue to market alternative technology in competition with the joint Lucent Technologies/BroadBand Technologies product. In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take
                                       14

                          BroadBand Technologies, Inc.

RISK FACTORS (CONTINUED)

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

     The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $142 million as of March 31, 1997, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due would have a material adverse effect on the Company.

     Currently, the Company is dependent upon a two primary customers in North America, which if lost would deprive the Company of substantially all its revenue. As the Company's market is dominated by a few large potential customers, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction. The customers of the Company are subject to substantial government regulation which could affect their ability to utilize the products of the Company. To remain competitive, the Company must continue to invest substantial resources in research and development. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than is the technologies and products of the Company and may offer such products at materially lower prices. The ability of the Company to complete development projects on schedule and to otherwise compete effectively depends upon its ability to attract and retain highly-skilled engineering, manufacturing, marketing and managerial personnel, which in the current environment are becoming increasingly difficult to recruit and retain. The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non infringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. The market price of the Company's securities has been very volatile as a result of many factors, some of

                          BroadBand Technologies, Inc.



ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)

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

\
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


May 13, 1997                             /S/  Timothy K. Oakley
                                     ------------------------------
                                        Timothy K. Oakley
                                        Vice President and
                                        Chief Financial Officer