Form 10-Q
period 1997-06-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1997-08-13
CIK 904898

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997
                                       or

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


                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                       Outstanding as of August 8, 1997
Common Stock ($.01 par Value)                           13,278,972

                          BroadBand Technologies, Inc.

                                      Index



                                                                                                PAGE NO.
                                                                                              -------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed  Balance Sheets
              June 30, 1997 and December 31, 1996                                                  3

              Condensed  Statements of Income
              Three Months Ended June 30, 1997 and 1996                                            5

          Condensed  Statements of Income
             Six Months Ended June 30, 1997 and 1996                                               6

             Condensed Statements of Cash Flows
             Six Months Ended June 30, 1997 and 1996                                               7

          Notes to  Condensed Financial Statements                                                 8

Item 2.  Management's Discussion and Analysis of Financial  Condition and Results of
          Operations                                                                               11

Item 3.  Legal Proceedings                                                                         20

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                       21

Item 5.  Other Information                                                                         22

Item 6.  Exhibits and Reports on Form 8-K                                                          22


SIGNATURE                                                                                          23

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets



PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS







                                                                         JUNE 30,              DECEMBER 31,
                                                                           1997                    1996
                                                                  ---------------------- ------------------------
                                                                       (UNAUDITED)              (AUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and short term investments
             (Note 3)                                                 $   112,170,186       $     130,032,203
   Accounts receivable, trade                                               3,590,025               6,284,217
   Inventories (net)  (Note 5)                                              2,611,719               1,532,907
   Prepaid expenses and other current assets                                1,048,303                 954,288
                                                                  ---------------------- ------------------------
Total current  assets                                                     119,420,233             138,803,615

Restricted Cash (Note 2)                                                    4,000,000                       0
Long term investments (Note 4)                                             24,460,844              18,725,698

Property, plant and equipment, at cost                                     26,431,168              23,731,900
Less allowance for depreciation and amortization                          (15,303,319)            (13,186,825)
                                                                  ---------------------- ------------------------
                                                                           11,127,849              10,545,075

Deferred debt  issuance  costs
    (net of accumulated amortization) (Note 9)                              2,899,037               3,272,787
                                                                  ---------------------- ------------------------

Total assets                                                          $   161,907,963        $    171,347,175
                                                                  ====================== ========================





SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets







                                                                   JUNE 30,              DECEMBER 31,
                                                                     1997                    1996
                                                             --------------------  ------------------------
                                                                 (UNAUDITED)              (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $    10,116,790         $    10,353,549
   Accrued warranty reserve                                            7,301,535               5,934,027
   Deposits                                                            3,283,280               3,258,316
   Deferred revenue                                                    1,375,000               4,875,000
   Current installments of capitalized leases                                  0                  25,044
                                                             --------------------  ------------------------
Total current liabilities                                        $    22,076,605         $    24,445,936


Long Term:
    Deferred Revenue                                                  13,000,000               3,000,000
    Debt  (Note 9)                                                   115,000,000             115,000,000

Stockholders' equity:
    Series A preferred stock, $.01 par value; 100,000 shares authorized; no shares issued and outstanding
    Convertible preferred stock, $.01 par value; 7,500,000
      shares authorized; no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares
      authorized; 13,346,542  shares issued and
      outstanding at June 30, 1997  and 13,249,480 issued
      an outstanding as of December 31, 1996                             133,465                 132,495


   Additional paid-in capital                                        163,113,708             161,977,629
   Deferred compensation (Note 2)                                       (950,000)                      0
   Accumulated deficit                                              (150,465,815)           (133,208,885)
                                                             --------------------  ------------------------
Total stockholders' equity                                            11,831,358              28,901,239
                                                             --------------------  ------------------------
Total liabilities and stockholders' equity                        $  161,907,963         $   171,347,175
                                                             ====================  ========================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                     1997                      1996
                                                                --------------            -------------
Net sales                                                       $    5,232,785            $   5,514,917

Cost and expenses:
   Cost of sales                                                     4,042,482                5,223,483
   Research and development                                          7,227,239                5,095,517
   Selling, general and administrative expenses                      3,214,822                2,315,260
                                                                --------------            -------------
                                                                    14,484,543               12,634,260
                                                                --------------            -------------
Loss from operations                                                (9,251,758)              (7,119,343)

Interest income                                                      2,076,273                1,393,787
Interest expense                                                    (1,619,314)                (783,528)
                                                                --------------            -------------
Loss before income taxes                                            (8,794,799)              (6,509,084)
Income taxes                                                                 0                        0
Net Loss                                                         $  (8,794,799)          $   (6,509,084)
                                                                ==============            =============

Net loss per share (Note 6)                                      $        (.66)          $         (.49)
                                                                ==============            =============
Average number of shares and equivalents                         $  13,262,168           $   13,216,578
                                                                ==============            =============





                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)



                                                                      SIX MONTHS ENDED JUNE 30,
                                                                    1997                      1996
                                                               ---------------            -------------

Net sales                                                      $    10,542,600            $   9,511,562

Cost and expenses:
   Cost of sales                                                     8,339,571                9,480,134
   Research and development                                         13,726,479               10,143,403
   Selling, general and administrative expenses                      6,034,769                5,241,905
                                                               ---------------            -------------
                                                                    28,100,819               24,865,442
                                                               ---------------            -------------
Loss from operations                                               (17,558,219)             (15,353,880)

Interest income                                                      3,525,346                2,093,422
Interest expense                                                    (3,224,059)                (789,837)
                                                               ---------------            -------------
Loss before income taxes                                           (17,256,932)             (14,050,295)

Income taxes                                                                 0                        0
                                                               ---------------            -------------
Net Loss                                                        $  (17,256,932)           $ (14,050,295)
                                                               ===============            =============
Net loss per share (Note 6)                                     $        (1.30)           $       (1.07)
                                                               ===============            =============
Average number of shares and equivalents                        $   13,256,164            $  13,183,626
                                                               ===============            =============





SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)









                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            1997                    1996
                                                                        ------------         -----------------

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                     $ (7,607,436)        $    (13,101,030)

INVESTING ACTIVITIES
   Acquisitions of equipment                                              (2,767,548)              (1,485,247)
   Disposal of equipment                                                      68,279                        0
                                                                        ------------         -----------------
Net cash used in investing activities                                     (2,699,269)              (1,485,247)

FINANCING ACTIVITIES
   Issuance of common stock                                                  137,050                  897,703

   Net proceeds from sale of Convertible Debt                                      0              111,212,267
   Principal repayments on capital lease obligation                           (6,135)                (176,632)
                                                                        ------------         -----------------
Net cash provided by (used in) financing activities                          130,915              111,933,338
                                                                        ------------         -----------------

Increase/(Decrease) in cash and cash equivalents                         (10,175,790)              97,347,061
Cash and cash equivalents at beginning of period                         107,221,929               65,350,943
                                                                        ------------         -----------------
Cash and cash equivalents at end of period                              $ 97,046,139          $   162,698,004
                                                                        ============         =================



SEE NOTES TO CONDENSED  FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1997


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1996 included in the Company's Form 10-K submission.

2.   EMPLOYMENT AGREEMENT AND RESTRICTED CASH

     The Company has restricted cash of $4 million associated with executive compensation for the new President and CEO, David Orr, who joined the Company on April 1, 1997. Compensation expense of $4 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company. Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1 million. Upon issuance of this stock, deferred compensation equivalent to the market value at the date of grant, $1 million, has been charged to shareholders' equity and is being amortized as compensation expense over the employment agreement period of five years.

3.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, United States Treasury Obligations, and commercial paper.

4.   INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At June 30, 1997, the Company had no investments that qualified as trading or available for sale.

     At June 30, 1997, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1997




4.   INVESTMENTS IN DEBT SECURITIES (CONTINUED)

     with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution, as well as credit and maturity risks. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

     The following is a summary of cash and cash equivalents and both short and long-term investments by balance sheet classification for June 30, 1997 and December 31, 1996:



                                                                    JUNE 30,               DECEMBER 31,
                                                                      1997                     1996
                                                                  --------------          --------------
         Cash and cash equivalents:
             Demand deposit accounts                              $   54,372,688          $   78,899,019
             Commercial paper                                         31,435,553              25,332,655
             U.S. Treasury Obligations                                11,237,898               2,990,254
             Restricted Cash                                                   0                 451,043
                                                                  --------------          --------------
                                                                    $ 97,046,139           $ 107,672,971
                                                                  ==============          ==============

         Short-term investments:
             Commercial paper                                     $   10,968,457          $   20,293,691
             U.S. Treasury Obligations                                 4,155,590               2,065,541
                                                                  --------------          --------------
                                                                  $   15,124,047          $   22,359,232
                                                                  ==============          ==============

         Long-term investments:
             Commercial paper                                     $   20,383,614          $   13,669,688
             U.S. Treasury Obligations                                 4,077,230               5,056,010
                                                                  ==============          ==============
                                                                  $   24,460,844          $   18,725,698
                                                                  ==============          ==============


     The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of June 30, 1997.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

     5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:


                                                                      JUNE 30,               DECEMBER 31,
                                                                        1997                     1996
                                                                  ----------------         ----------------
        Electronic parts and other components                     $      3,378,874         $      2,583,074
        Work In Process                                                    689,863                  603,601
        Finished goods                                                   2,141,797                1,681,971
                                                                  ----------------         ----------------
                                                                         6,210,534                4,868,646
        Inventory Reserve                                               (3,598,815)              (3,335,739)
                                                                  $      2,611,719         $      1,532,907
                                                                  ================         =================



6.   NET LOSS PER SHARE

     The net loss per share is governed by APB 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are considered as outstanding only if their effect is dilutive (i.e. increasing the net loss per share).

7.  WARRANTS

     The Company received on April 28, 1995, $7 million for six-year Warrants that entitles Holder of Warrant Certificates to purchase 1,000,000 shares of the Company's Common Stock for $41.75 per share.

8.   STOCK OPTIONS

     The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Under APB 25, no compensation expense has been recognized since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

9.   LONG-TERM DEBT

     The Company issued on May 17, 1996, $115 million of 5% Convertible Subordinated Bonds Securities due May 15, 2001, that entitles Holder of Bond Certificates to convert into shares of the Company's Common Stock. Interest is payable on May 15th and November 15th of each year, commencing on November 15, 1996. Each $1,000 bond is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The bonds are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the bonds initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the debt.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     SBC: The Company and its partner, Lucent Technologies, continue to go forward with SBC on the Richardson field trial of advanced telephony services. SBC is finding the telephony-first application of the FLX platform attractive, as it has turned up nearly 2,000 customers in its 42,000 customer field trial in Richardson, Texas. SBC's broadband strategy will initially focus on high-speed data in Richardson, as evidenced by its recently announced suspension of video trials attributed to Federal regulatory actions which force SBC to sell its wireline services and network to new competitors at prices below actual cost. Suspension of the video trial by SBC will lead to less revenue for the Company per home passed than was originally anticipated for the Richardson trial.

     KOREA TELECOM: BroadBand and its international partner, Samsung, successfully completed a digital video demonstration in Korea; however, Korea Telecom elected to use traditional analog technology for its near-term deployment of video. Samsung and BroadBand continue to market the FLX-2500 platform to Korea Telecom for possible full service network deployments in the future.

PRODUCT DEVELOPMENT

     SECOND GENERATION PRODUCT:
     Lucent has experienced delays in delivering the Switched Digital Broadband Access System (SDBAS) platform to customers who are requiring additional development based upon initial testing of the product. The Company is not aware of any major impediments to successful deployment of the SDBAS platform in the majority of customer configurations. However, sales of the Company's second generation product may be delayed until the joint SDBAS platform is ready for commercial deployment. The Company is engaging in further development work on broadband video and data modules that enable the use of longer and older drop cables in the customers' installed base, as well as additional software features. The Company's second-generation product, supporting telephony and broadband services, the FLX 2500 System, has been delivered in the U. S. and globally to network operators, system integrators and peripheral equipment suppliers for system integration and testing.

     In addition to further product development of the FLX 2500, Lucent's digital loop carrier (DLC) product, with which the Company's second generation product is integrated in the U. S., also requires further development. Although Lucent has assured the Company that it is devoting substantial efforts to completing its development, the Company is not at this time able to predict when Lucent's digital loop carrier will be ready for commercial deployment. Further delays in development of Lucent's digital loop carrier will have a material adverse effect on the revenues of the Company during the next quarter and possibly beyond and could cause customers to seek other suppliers to fulfill their long-term requirements. See also "Risk Factors" for a discussion of risks associated with the Company's relationship with Lucent.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As is customary with large network operators, customer satisfaction at each step of the laboratory testing, field trial, first office or service application stages are conditions to the start of commercial deployment of the joint Lucent/BBT SDBAS product. The Company also continues its efforts on developing product features, increased reliability and lowering product cost to maintain its leadership position in switched digital broadband technology and address emerging competition from other suppliers of switched digital broadband products and technologies. Deployment in a certain number of the customers targeted areas is subject to the Company's ability to deliver broadband video and data modules capable of working over existing, extremely complex, copper cable networks. Failure of the Company to demonstrate this product capability could have a material adverse affect on one of the Company's major customer relationships. There can be no assurance that the Company can develop this product capability, or when this capability will be commercially available.

NET SALES AND NET LOSS

     Net sales for the second quarter ended June 30, 1997 were $5.2 million, compared to $5.5 million for the same period in 1996. Net sales for the six-month period ended June 30, 1997, were $10.5 million, compared to $9.5 million for the same period in 1996. Sales for the quarter included the Company's Second Generation platform and related software plus some shipments of the Company's First Generation product. Sales for 1997 will primarily be composed of the Company's second-generation platform, the FLX-2500 and related software. The net loss for the second quarter was $8.8 million or $.66 per share, compared with $6.5 million or $.49 per share for the same period in 1996. The net loss for the six-month period ended June 30, 1997, was $17.3 million or $1.30 per share, compared with $14.1 million or $1.07 per share for the same period in 1996. Net losses include the Company's continued investment in research and development to ensure it is well positioned to deliver the Second Generation product as well as the impact of higher net interest expense.

     Sales of the Company's products in the U. S. are substantially dependent on sales of the Lucent digital loop carrier with which the Company's second generation product is integrated resulting in the SDBAS product. In the near term, the Company's sales of its second generation product in the U.S. are expected to be materially adversely affected by delays in completion of development of the digital loop carrier of Lucent Technologies and the Company's FLX-2500. Consequently, net sales and net loss for the second quarter should not be viewed as indicative of net sales and net loss in future periods as revenues are expected to be substantially lower than second quarter revenues. In addition the Company was assessed approximately $0.2 million of performance penalties during the first half of 1997. Since then penalties that exceed the $1.0 million annual cap have been assessed and reserved, and overages will be carried over to 1998. The Company's agreement with Lucent provides for a total cap of $6.0 million over the life of the agreement. The Company may continue to be assessed penalties during future periods because the Company's contract with Lucent provides for Lucent and the Company to share responsibility for all penalties associated with the joint product and these penalties may be material even if its product meets all customers specifications. Sales of the Company's second-generation product in the U. S. may be materially

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     adversely affected in the long run by the competitiveness of the SDBAS platform compared to competing digital loop carrier products of Lucent and its competitors. See "Product Development" and "Risk Factors".

COST OF SALES

     Cost of sales for the three-month and six-month periods ended June 30, 1997, was $4.0 million and $8.3 million, respectively, compared to $5.2 million and $9.5 million for the same periods in 1996. The gross margin resulting from the cost of sales as a percent of net sales for the three-month and six-month periods ended June 30, 1997, was a positive 22.7% and 20.9% compared to a positive 5.3% and .3% for the same periods of 1996. The improved gross margin for the period is a result of a change in product mix, software and development fees compared to the prior year. Gross margin is expected to decline materially due to lower software and development fees during the second half of 1997 and into 1998. The Company expects that price competition could have an adverse impact on the Company's margins. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenses for the three-month and six-month periods ended June 30, 1997 were approximately $7.2 million and $13.7 million, respectively, compared to $5.1 million and $10.1 million for the same periods in 1996. The Company continues to invest in the development of the hardware and software for its Second Generation platform and enhancements, support for its First Generation platform, and the assembly of an end to end system to support Competitive Local Exchange Carriers. The Company has been assessed more than its annual cap of $1 million for penalties which represent the Company's share of penalties a customer has assessed against Lucent. (See "Net Sales and Net loss" for further explanation). It is expected that research and development expense may increase in future periods due to penalties referred to above, competitive engineering salary pressure in the market place and additional development cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three-month and six-month periods ended June 30, 1997, were approximately $3.2 million and $6.0 million, respectively, compared to $2.3 million and $5.2 million for the same periods in 1996. These expenses include support of field service, sales and marketing resources as well as administrative requirements. It is expected that selling, general and administrative expenses may increase in future periods as the Company incurs executive compensation expense, legal fees and expense related to its patent litigation. See Item 3 (Legal Proceedings).

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income and interest expense. Net other income for the three-month and six-month periods ended June 30, 1997, was approximately $.5 million and $.3 million compared to income of $.6 million and $1.3 million for the same periods in 1996. Interest income is the result of investing activities of the cash balance available during the period. The decrease in net interest income for the period ended June 30, 1997, compared to the same period last year was the result of a lower cash balance. However, the higher interest income from the proceeds of the May 1996 bond offering, was offset by accrued interest and bond amortization expenses on the convertible bond offering, resulting in the decrease of net other income from prior year. Recently, interest income has usually exceeded interest expense, however, as the Company continues to invest in the marketing, development and delivery of its second-generation platform, net interest expense should increase net losses for the Company.

LIQUIDITY AND CAPITAL RESOURCES

     For the six-month period ended June 30, 1997, Cash and Cash Equivalents, which consists of investments in demand deposits, commercial paper and U.S. Treasury Obligations with maturities of less than 90 days and short-term investments, which consists of commercial paper and U.S. Treasury Obligations with maturities of less than 360 days, decreased approximately $17.9 million.

     The ending cash and short and long-term investment balance is $140.7 million compared to a balance of $148.8 at December 31, 1996. Of the total cash balance, $4 million is restricted pursuant to an executive employment agreement. At June 30, 1997, the Company had net tangible assets of $11.8 million.

     During the first quarter, the Board of Directors authorized the initiation of a stock repurchase program that utilizes equity options for up to 10% or
     1.3 million shares of common stock. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions and additional factors. The Company substantially completed the option transaction supporting the share repurchase during the first quarter of 1997. In the event that the Company's stock price falls below the put option strike price of $9.11, the Company would be required to reflect the differential as restricted cash on its balance sheet. If at April 17, 1999, the market value of the stock is below $9.11 (strike price), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

     Management expects that cash and cash equivalents at June 30, 1997 and cash generated from the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER FINANCIAL INFORMATION

     The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to June 30, 1998. The aggregate sales price of orders received and included in backlog was approximately $.5 million at June 30, 1997. The decrease in the Company's backlog is attributable to product development delays. (See also "Product Development".) The Company believes that the orders included in the backlog are firm orders that will be shipped prior to June 30, 1998. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION

     The Company has been awarded patents in the United States. BBT's patent portfolio covers the basic technology for implementing switched digital broadband systems. The issued patents cover systems using a main site (HDT) and a remote site (ONU) interconnected by fiber, providing downstream digital broadband and video information to subscriber locations in response to upstream signals requesting a given channel. An approach for multicasting one channel to multiple subscribers is also covered by a patent that the Company was issued as U.S. Patent No. 5,619,498 on April 8, 1997.

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

RISK FACTORS

           In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements, which include statements about the Company's Second Generation Product and the Lucent DLC with which it is paired, the expected action of customers, corporate partners, and competitors and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. To remain competitive, the Company must continue to invest

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS (CONTINUED)

     substantial resources in research and development and to achieve development results in its Second-Generation product and future products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. There can be no assurance the Company will be successful in such effort. In a fourth quarter 1996 RFP decision, the Company believes an alternative or new supplier of switched digital broadband had underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength. Failure of the Company to meet its development goals could have a material adverse effect on the Company and non-performance could result in material contractual penalties. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than are the technologies and products of the Company and may offer such products at materially lower prices.

     Other risk factors include the possibility that telephone companies may not widely deploy all or part of the Company's products in their local distribution networks. For example, SBC recently decided to discontinue the video portion of its 42,000 home SDB/FTTC trial in Richardson, Texas, which was attributed to Federal regulatory actions which force SBC to sell its wireline services and network to new competitors at prices below actual cost (see Recent Developments, SBC). Also, the Company must complete the development of the new products that will be integrated with Lucent Technologies' digital loop carrier and the joint SDBAS product must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. The provisions of the Company's agreement with Lucent Technologies makes sales of the Company's products in the United States and Canada substantially dependent on the competitiveness and performance of Lucent's product capability as well and their marketing and sales efforts. Lucent Technologies will continue to market alternative technology in competition with the joint Lucent Technologies/BroadBand Technologies SDBAS product. In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments, which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays and potential penalties for non-performance. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies, which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts, which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS (CONTINUED)

     the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one-quarter.

     As the Company or its partners announce succeeding generations of its products to better meet the changing requirements of customers, customers may delay orders of existing products until the next generation product is available for shipment, or until small volumes of next generation products are adequately field tested.

     The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $150 million as of June 30, 1997, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due would have a material adverse effect on the Company.

     Currently, the Company is dependent upon two primary customers in North America, which if lost would deprive the Company of substantially all its revenue. As the Company's market is dominated by fewer large potential customers, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts, which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction. The Company relies upon technology developed by third party suppliers to provide key product enabling capability that allows the marketability of the Company's broadband product to service providers with longer, older and more complex copper "drop" cable networks. There can be no assurance that the Company can obtain such technology from its suppliers, which would have a material adverse affect on the Company's business and results from operations. If the "drop" technology is not available from third parties, the Company has internal resources and expertise that may be able to provide the necessary required technology. However, internal development would further delay product availability (See also "Product Development").

     The customers of the Company are subject to substantial government regulation, which could affect their ability and desire to utilize the products of the Company (Also see "Recent Developments, SBC"). The ability of the Company to complete development projects on schedule and to otherwise compete effectively depends upon its ability to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel, which in the current environment are becoming increasingly difficult to recruit and retain. The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non-infringing technology and products that are more attractive to customers than the

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS (CONTINUED)

     technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. Continued pursuit of international markets exposes the Company to increased risks of currency fluctuations and controls, political and social risks, trade barriers, new competitors and other risks associated with international markets (See also "Recent Developments, Korea").

     Lucent Technologies has exclusive U.S. and Canadian market rights to purchase the Company' second generation product, the FLX-2500, for combination with a next generation digital loop carrier. As such, the FLX-2500 product can interface only with Lucent's digital loop carrier without further product development. As discussed elsewhere, sales of the Company's products for the third quarter of 1997 are expected to be materially adversely affected by delays in development of the SDBAS product (See also Net Sales and Net Losses). Continuation of such delays could also materially adversely affect sales in future periods and could cause customers to seek other suppliers to fulfill their long-term requirements (See also Net Sales and Net Loss). Upon completion of development of the SDBAS product, sales of the Company's products in the U. S. will depend upon the competitiveness of the Lucent's DLC and the Company's FLX-2500 as a joint product in a number of areas, including price, reliability and adaptation to the needs of customers. SDBAS is a fiber-to-the-curb product, which has been configured to provide maximum broadband access to residences and small businesses. Although the joint product was architected as a broadband multiple service access platform, it was configured at a time when industry analysts were predicting telephone companies would move aggressively to compete with cable television companies to provide movies and other television programming. The current regulatory climate and market environment has resulted in announcements and predictions of substantial cutbacks and delays in the telephone companies entering this line of business (See also "Recent Developments, SBC"). The Company plans to continue to market its products to telephone companies and CLECs interested in competing with cable television companies, but is also positioning the product as a broadband data access product for companies seeking to offer their customers greater bandwidth for data and internet applications. There can be no assurance, however, that the joint BBT-Lucent product will be competitive with other digital loop carrier products of Lucent and its competitors, some of which have been or are being designed to meet the current telephony needs of customers with later upgradability to broadband capability. Competitiveness in this market may depend upon the willingness of Lucent and the Company to accept lower margins associated with selling a current broadband ready product in competition with broadband "upgradable" models. The Company is substantially dependent on Lucent, and Lucent's failure to devote sufficient financial, technical, marketing and other resources to the joint BroadBand/Lucent product would have a material adverse effect on the Company. The Company is not satisfied that Lucent has devoted sufficient resources to the joint product to date and without further attention and improvements it would result in material adverse effects on the Company. The Company is engaged in discussions

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS (CONTINUED)

     with Lucent about their future relationship, joint future product development efforts, the extent of each companies' participation, and the terms thereof. Negotiation of successful joint future efforts with Lucent will depend on many factors. Under the terms of the Company's agreement with Lucent, Lucent is required to give a significant amount of notice if they intend to develop Switched Digital Broadband products that do not materially include the Company's participation. Should the Company not reach agreement with Lucent, the Company would be required to pursue other options, including, but not limited to, developing its own digital loop carrier product or partnering with one or more digital loop carrier suppliers. Development of its own digital loop carrier would be expected to take several years and there can be no assurance either that the Company would have sufficient monetary and technical resources to successfully develop such a product or that the product, if developed, would be competitive with other digital loop carrier products. Nor can there be any assurance that the Company could partner with another digital loop carrier supplier. Whether or not the Company participates with Lucent or another digital loop carrier supplier for the next generation product, customers may decide to delay orders for the current generation of products, which could have a material adverse effect on the Company.

     The market price of the Company's securities is affected by many factors other than the Company's products and performance. For example, NASDAQ has maintenance criteria that must be met in order to continue to be listed as a NASDAQ National Market security. These criteria include a minimum number of shareholders, minimum market value of equity float, minimum bid prices, and tangible net asset requirements (See Liquidity and Capital Resources). In the event that the Company fails to meet such criteria, the Company's securities may no longer be traded on the NASDAQ National Market. In this event, the Company will seek an exemption to the requirements. There can be no guarantee that the Company will be successful in obtaining an exemption and if such exemption could not be obtained, the Company would trade on the NASDAQ SmallCap Market. In the event that the Company's securities are no longer traded on the NASDAQ National Market, the value of the Company's securities could be materially adversely affected. The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, partners, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all these risks could have a material adverse affect on the market price of the securities of the Company.

                          BroadBand Technologies, Inc.


ITEM 3.       LEGAL PROCEEDINGS

     On March 18, 1997, the Company commenced a legal action against General Instrument, Corporation in the U.S. District Court for the Eastern District of North Carolina (BroadBand Technologies, Inc. vs. General Instrument Corp. Civil Action No. 5.97-CB-173BR(2) for infringement of the Company's United States Patent No. 5,457,560 (the "560 Patent") titled "Fiber Optic Telecommunication System Employing Continuous Downlink, Burst Uplink Transmission Format and Preset Uplink Guardband." The Complaint alleges, among other things, that General Instrument, has made, tested and used a broadband access system that infringes the 560 Patent (the "Infringing System"), has offered the Infringing System for sale, has contracted to sell the Infringing System to NYNEX, and has induced others to infringe the 560 patent. The Company is seeking to enjoin General Instrument from further acts infringing the 560 Patent and to recover compensatory damages and treble damages. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California. (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960), among other things, seeking to have the Company's U.S. Patent No. 5,457,560 declared invalid, alleging that the Company is infringing two patents of General Instrument Corporation relating to the transmission of digital video and seeking an injunction against further infringement. Management does not believe that the Company is infringing on General Instrument's patents. The Company filed a motion on July 25, 1997, in the Northern District of California to transfer Next Level's legal action to the Eastern District of North Carolina for consolidation with the Company's original legal action against General Instrument.

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

                           BroadBand Technologies, Inc

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 20, 1997, the Annual Meeting of Stockholders of the Registrant was held at which the following matters were submitted to and voted on by the stockholders, with the results set forth below:

                  PROPOSAL 1  --  SETTING THE NUMBER OF DIRECTORS

      a.) The Stockholders voted to set the number of Board of Directors at eight until such number is increased or decreased by the Board of Directors or Stockholders in accordance with the bylaws of the Company.

                                VOTES          VOTES          VOTES
                                 FOR          AGAINST        ABSTAINING

      Votes to set at 8 the
      Number of Directors      11,999,412      41,349          7,344


                 PROPOSAL 2  --  ELECTION OF DIRECTORS

      b.) Three members of the Board of Directors were elected to fill positions as Class I directors, whose terms will expire at the 2000 Annual Meeting of the Stockholders. The following persons were elected to the Board of Directors. Each person received the number of votes set forth next to their name below:

                                   VOTES        VOTES            VOTES
         NAME                      FOR         AGAINST        ABSTAINING

      David E. Orr               12,011,483     0               36,622
      John R. Hutchins, III      12,012,883     0               35,222
      Lawrence A. McLernon       12,012,483     0               35,622

                 PROPOSAL 3  --  INDEPENDENT ACCOUNTANT

      c.) The Stockholders ratified the selection of Ernst and Young LLP to serve as the independent accountants of the Registrant for the audit of the 1997 financial statements of the Registrant. The votes cast for and against and the number of abstentions are set forth below:

                                     VOTES      VOTES          VOTES
                                      FOR      AGAINST        ABSTAINING

                                 12,032,005    11,800            4,300

                           BroadBand Technologies, Inc

PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION  -  NONE



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits -- none
           b)   Reports on Form 8-K -- none

                          BroadBand Technologies, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


August 8, 1997                  /S/  Timothy K. Oakley
                              ------------------------
                               Timothy K. Oakley
                               Vice President and
                               Chief Financial Officer