Form 10-Q
period 1997-09-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1997-11-13
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x]         Quarterly Report pursuant Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended September 30, 1997
                                                   __________________
                                       or

      [ ]          Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                    For the Transition Period     to           .
                                               ----------------

                         Commission File Number 0-21766



                          BroadBand Technologies, Inc.
         ______________________________________________________________


                    Delaware                                   56-1615990
_______________________________________________________________________________
      (State of Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)



4024 Stirrup Creek Drive, Durham, N.C.                               27703
_______________________________________________________________________________
(Address of Principal Executive Offices)                           (Zip Code)


Registrant's telephone number, including area code               (919) 544-0015
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


                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                      Outstanding as of November 7, 1997
-------
Common Stock ($.01 par Value)                            13,375,140

                          BroadBand Technologies, Inc.
                                      Index


                                                                                         PAGE NO.
                                                                                      ------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed  Balance Sheets
              September 30, 1997 and December 31, 1996                                    3

              Condensed  Statements of Income
              Three Months Ended September 30, 1997 and 1996                              5

          Condensed  Statements of Income
             Nine Months Ended September 30, 1997 and 1996                                6

             Condensed Statements of Cash Flows                                           7
             Nine Months Ended September 30, 1997 and 1996

          Notes to  Condensed Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial  Condition and Results of      11
          Operations

Item 3.  Legal Proceedings                                                                22

PART II - OTHER INFORMATION

Item 4. Other Information                                                                 23

Item 5. Exhibits and Reports on Form 8-K                                                  23

SIGNATURE                                                                                 24


                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets



PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS





                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                           1997                    1996
                                                                 ---------------------- ------------------------
                                                                       (UNAUDITED)              (AUDITED)
ASSETS
Current assets:
   Cash, cash equivalents and short term investments
             (Note 3)                                                 $   108,383,947       $     130,032,203
   Accounts receivable, trade                                               3,078,284               6,284,217
   Inventories (net)  (Note 5)                                              2,854,906               1,532,907
   Prepaid expenses and other current assets                                1,393,757                 954,288
                                                                      ----------------      ------------------
Total current  assets                                                $    115,710,894             138,803,615
Restricted Cash (Note 2)                                                    4,793,000                       0
Long term investments (Note 4)                                             16,393,837              18,725,698
Property, plant and equipment, at cost                                     25,299,346              23,731,900
Less allowance for depreciation and amortization                          (15,666,167)            (13,186,825)
                                                                      ----------------      ------------------
                                                                            9,633,179              10,545,075
Deferred debt  issuance  costs
    (net of accumulated amortization) (Note 9)                              2,712,162               3,272,787
                                                                      ----------------      ------------------
Total assets
                                                                     $    149,243,072        $    171,347,175
                                                                    ==================      ==================



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                   BroadBand Technologies, Inc.
                                                     Condensed Balance Sheets






                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                     1997                    1996
                                                            --------------------  ------------------------
                                                                 (UNAUDITED)              (AUDITED)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $    11,004,413        $     10,353,549
   Accrued warranty reserve                                            6,249,072               5,934,027
   Deposits                                                            3,284,787               3,258,316
   Deferred revenue                                                      875,000               4,875,000
   Current installments of capitalized leases                                  0                  25,044
                                                                 _______________         _______________
Total current liabilities                                        $    21,413,272        $     24,445,936

Long Term:
    Deferred Revenue                                                  13,000,000               3,000,000
    Convertible Debt  (Note 9)                                       115,000,000             115,000,000
    Deferred Compensation                                                329,926                       0
    Deferred Obligations                                               4,000,000                       0
                                                                 _______________          ______________
Total Long Term Liabilities                                       $  132,329,926         $   118,000,000
Stockholders' (deficit)/equity:
    Series A preferred stock, $.01 par value; 100,000 shares
      authorized; no shares issued and outstanding
    Convertible preferred stock, $.01 par value; 7,500,000
      shares authorized; no shares issued and outstanding
    Common stock, $.01 par value; 30,000,000 shares authorized;
      13,383,086 shares issued and outstanding at
      September 30, 1997 and 13,249,480 issued an outstanding
      as of December 31, 1996                                            133,831                 132,495

   Additional paid-in capital                                        163,245,770             161,977,629
   Deferred compensation (Note 2)                                       (904,097)                      0
   Accumulated deficit                                              (166,975,630)           (133,208,885)
                                                                    -------------           -------------

Total stockholders' (deficit)/equity                                  (4,500,126)             28,901,239
                                                                    -------------           -------------
Total liabilities and stockholders' (deficit)/equity              $  149,243,072         $   171,347,175
                                                                    =============           =============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)





                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                    1997                      1996
                                                              --------------------  --------------------
Net sales                                                       $    2,125,214            $   5,706,049

Cost and expenses:
   Cost of sales                                                     1,877,022                5,312,621
   Research and development                                          7,473,454                6,174,046
   Performance fees and obsolete equipment                           5,841,258                        0
   Selling, general and administrative expenses                      3,790,150                2,928,640
                                                             ------------------        ----------------
                                                                    18,981,882               14,415,307
                                                             ------------------        ----------------
Loss from operations                                               (16,856,668)              (8,709,258)

Interest income                                                      1,987,379                1,858,960
Interest expense                                                    (1,640,526)              (1,648,131)
                                                             ------------------        -----------------
Loss before income taxes                                           (16,509,815)              (8,498,429)
Income taxes                                                                 0                        0
                                                             ------------------        -----------------
Net Loss                                                       $   (16,509,815)          $   (8,498,429)
                                                           ========================   ======================
Net loss per share (Note 6)                                    $         (1.24)          $         (.64)
                                                           ========================   ======================
Average number of shares and equivalents                            13,279,367               13,241,090
                                                           ========================   ======================








                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)







                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1997                      1996
                                                              --------------------  --------------------
Net sales                                                      $    12,667,814           $   15,217,611

Cost and expenses:
   Cost of sales                                                    10,216,593               14,792,755
   Research and development                                         20,199,933               16,317,449
   Performance Fees and obsolete equipment                           6,841,258                        0
   Selling, general and administrative expenses                      9,824,917                8,170,545
                                                             --------------------  ------------------------
                                                                    47,082,699               39,280,749
                                                             --------------------  ------------------------
Loss from operations                                               (34,414,885)             (24,063,138)

Interest income                                                      5,512,725                3,952,382
Interest expense                                                    (4,864,586)              (2,437,968)
                                                             --------------------  ------------------------
Loss before income taxes                                           (33,766,746)             (22,548,724)

Income taxes                                                                 0                        0
                                                             --------------------  ------------------------
Net Loss                                                     $     (33,766,746)           $ (22,548,724)
                                                           ========================   ======================
Net loss per share (Note 6)                                 $            (2.55)          $        (1.71)
                                                           ========================   ======================
Average number of shares and equivalents                            13,264,014               13,194,579
                                                           ========================   ======================








SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)







                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1997                 1996
                                                                       --------------       -------------

OPERATING ACTIVITIES
Net cash  used in operating activities                                 $ (28,972,058)        $    (19,413,989)

INVESTING ACTIVITIES
   Acquisitions of equipment                                              (3,288,603)              (2,807,826)
   Disposal of equipment                                                      42,115                        0
                                                                        --------------------   ---------------

Net cash used in investing activities                                     (3,246,488)              (2,807,826)

FINANCING ACTIVITIES
   Issuance of common stock                                                  365,380                  969,222
   Net proceeds from sale of Convertible Debt                                      0              111,212,267
   Principal repayments on capital lease obligation                          (25,044)                (251,445)
                                                                        --------------------  ---------------

Net cash provided by  financing activities                                   340,337              111,930,044
                                                                        --------------------  ---------------

(Decrease)/Increase in cash and cash equivalents                         (31,878,209)              89,708,229
Cash and cash equivalents at beginning of period                         107,221,929               65,350,943
                                                                        --------------------  ---------------

Cash and cash equivalents at end of period                              $ 75,343,720          $   155,059,172
                                                                        ====================  ================







SEE NOTES TO CONDENSED  FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1997


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1996 included in the Company's Form 10-K submission.

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

4.   INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At September 30, 1997, the Company had no investments that qualified as trading or available for sale.

     At September 30, 1997, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and

                         BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1997



4.   INVESTMENTS IN DEBT SECURITIES (CONTINUED)

     commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution, as well as credit and maturity risks. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

     The following is a summary of cash and cash equivalents and both short and long-term investments by balance sheet classification for September 30, 1997 and December 31, 1996:


                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                      1997                     1996

         Cash and cash equivalents:
             Demand deposit accounts                          $   12,332,428              $   78,899,019
             Commercial paper                                     63,011,292                  25,332,655
             U.S. Treasury Obligations                                     0                   2,990,254
             Restricted Cash                                               0                     451,043
                                                              ----------------------  -----------------------
                                                              $   75,343,720               $ 107,672,971
                                                              ======================  =======================


         Short-term investments:
             Commercial paper                                 $   26,815,227              $   20,293,691
             U.S. Treasury Obligations                             6,225,000                   2,065,541
                                                              ----------------------  -----------------------
                                                              $   33,040,227              $   22,359,232
                                                              ======================  =======================

         Long-term investments:
             Commercial paper                                 $   16,393,837              $   13,669,688
             U.S. Treasury Obligations                                     0                   5,056,010
                                                              ----------------------  -----------------------
                                                              $   16,393,837              $   18,725,698
                                                              ======================  =======================



     The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of September 30, 1997.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

     5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:

                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        1997                     1996

                                                                -----------------        ----------------
        Electronic parts and other components                   $      3,860,263         $      2,583,074
        Work In Process                                                  396,109                  603,601
        Finished goods                                                 2,502,940                1,681,971
                                                                ----------------         ----------------
                                                                       6,759,312                4,868,646
        Inventory Reserve                                             (3,904,406)              (3,335,739)
                                                                ----------------         ----------------
                                                                $      2,854,906         $      1,532,907
                                                            -======================   ======================


6.   NET LOSS PER SHARE

     The net loss per share is governed by APB 15. Under this guidance, options, warrants, convertible debt and securities and other common stock equivalents are considered as outstanding only if their effect is dilutive (i.e. increasing the net loss per share).

7.  WARRANTS

     The Company received on April 28, 1995, $7 million for nine-year Warrants that entitles Holder of Warrant Certificates to purchase 1,000,000 shares of the Company's Common Stock for $41.75 per share.

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

                          BroadBand Technologies, Inc.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RECENT DEVELOPMENTS

 CUSTOMER ACTIVITY

 BELL ATLANTIC. The Switched Digital BroadBand Access System (SDBAS) has performed sufficiently in Bell Atlantic laboratory tests to enable Bell Atlantic to begin turning up small numbers of lines in Philadelphia. The Company believes additional development by Lucent Technologies is required to improve performance for the telephony application of the SDBAS System. It is anticipated that Bell Atlantic will deploy only small volumes of the product until it determines whether the product performs well under various types of field conditions and whether construction costs, operational savings, and demand for services validate the business case for larger deployments. Further product development by the Company and/or Lucent may be necessary to achieve Bell Atlantic's business case. Bell Atlantic's evaluation process will continue to affect the Company's revenues in future periods.

 SBC: The Company and its partner, Lucent Technologies, continue to go forward with SBC on the Richardson field trial of advanced telephony services. SBC has turned up service for nearly 5,500 customers and completed construction of the platform to 30,000 homes in the first phase of the Richardson trial. The additional 12,000 homes in the North Dallas area originally identified as part of the initial Richardson Trial, are now targeted for possible build out in the future. SBC's broadband strategy will initially focus on high speed data in Richardson, as evidenced by its midyear announcement to suspend video trials attributed to Federal regulatory actions which force SBC to sell its wireline services and network access, including new technology investments such as SDBAS, to new competitors at prices below actual cost. Suspension of the video trial by SBC will lead to less revenue for the Company per home passed than was originally anticipated for the Richardson trial. The Company believes additional development by Lucent Technologies is required to improve performance for the telephony application of the SDBAS System.

 CLECS. A Competitive Local Exchange Carrier (CLEC) and an independent telephone company have selected the FLX platform and are negotiating purchase agreements with Lucent. Related Company revenues will depend upon Lucent finalizing these agreements. To date, Lucent has delayed entering into such contracts and there can be no assurance of completion, particularly in light of other issues arising between the Company and Lucent. See "Lucent Relationship" and "Risk Factors."

 LUCENT RELATIONSHIP

 The Company's 1995 agreement with Lucent requires Lucent to provide the Company with 18 months notice prior to initial availability of a next generation Lucent digital loop carrier with SDV capability that does not include participation by the Company. Lucent has provided a form of notice under the 1995 agreement and announced a new digital loop carrier product, AnyMedia, at the NFOEC trade show in September. The same notice letter that indicated Lucent's intent for BBT not to participate also invited BBT to discuss how BBT might participate in the AnyMedia product. Lucent's notice frees BroadBand from its contractual exclusivity requirement to only provide BBT's Switched Digital Broadband technology to Lucent and BBT may now work with other digital loop carrier vendors in the
                                       11

                          BroadBand Technologies, Inc.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RECENT DEVELOPMENTS (CONTINUED)

 U.S. and Canada. If the Company were to partner with other digital loop carrier vendors, the Company would be required to do further development work to change the product's interfaces. Lucent continues to have a contractual exclusive commitment to purchase all its Switched Digital Broadband requirements for its current generation of digital loop carrier from BroadBand through November 1, 2000 despite the Company being freed from its exclusivity obligation to Lucent. In regard to the Bell Atlantic contract, Lucent is required to purchase all its Switched Digital Broadband requirements for Lucent's current generation digital loop carrier from the Company through 2002. The Company believes that until the evolutionary relationship between SDBAS and AnyMedia is clearly presented, customers may be confused and delay purchases. The Company and Lucent have commenced negotiations over the Company's participation in AnyMedia. To date, however, the level of participation in AnyMedia that Lucent has offered the Company has not assured the Company of a level of participation equivalent to the Company's role in the SDBAS product. The Company and Lucent are engaged in the contractually provided process of dispute resolution. There can be no assurance, however, that agreement can be reached with Lucent and the Company is evaluating all its options relating to Lucent and its other business alternatives. See "Risk Factors."


 SECOND GENERATION PRODUCT.

 As discussed above, Bell Atlantic has commenced small volume deployment of the SDBAS platform. The Company is engaging in further development work on broadband video and data modules that enable the use of longer and older drop cables in the customers' installed base, as well as additional software features. The Company's second-generation product, supporting telephony and broadband services, the FLX 2500 System, has been delivered in the U. S. and globally to network operators, system integrators and peripheral equipment suppliers for system integration and testing.

The ONU, or Optical Network Unit, is the element of the platform that houses the telephony and broadband electronics at the curb. The ONU may require further development and possible re-design in order to meet customer requests for a portfolio of ONU sizes, even though the ONU meets the current contractual requirements. There can be no assurance that if additional development is required, the Company, and/or its partner Lucent, would re-design the ONU. If the ONU were redesigned, the development may be significant and require additional resources and time to bring the new ONU(s) to the market, resulting in a material impact to Company's expenses and revenues. In addition, Lucent's DLC product, with which the Company's second generation product is integrated in the U. S., also requires further development, testing and monitoring to provide product improvements for commercial deployment of telephony services. Announcement of a new digital loop carrier product, AnyMedia, by Lucent may result in development and marketing resources being shifted by Lucent away from the current SDBAS product which could have a material adverse effect on sales of SDBAS and the revenues of the Company. See also "Risk Factors" for a discussion of risks associated with the Company's relationship with Lucent.

As is customary with large network operators, customer satisfaction at each step of the laboratory testing, field trial, first office or service application stages are conditions to the start of commercial deployment of the joint Lucent/BBT SDBAS product in addition to the development referred to above.

                          BroadBand Technologies, Inc.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 SECOND GENERATION PRODUCT (CONTINUED)


The Company also continues its efforts on developing product features, increased reliability and lowering product cost to maintain its leadership position in switched digital broadband technology and address emerging competition from other suppliers of switched digital broadband products and technologies. Deployment in a certain number of the customers' targeted areas is subject to the Company's ability to deliver broadband video and data modules capable of working over existing, extremely complex, copper cable networks. Failure of the Company to demonstrate this product capability could have a material adverse affect on one of the Company's major customer relationships. There can be no assurance that the Company can develop this product capability, or when this capability will be commercially available.

 PERFORMANCE FEES.

 Delays by Lucent and the Company in delivering the SDBAS product to Bell Atlantic have caused the Company to accrue approximately $5 million of penalties in the third quarter. Under its agreement with Lucent the Company is responsible for 30% of the penalties incurred by Lucent (without regard to whether Lucent or the Company was at fault) up to a maximum of $6 million over the life of the agreement. The maximum penalty has now been recognized and is payable in annual installments of $1 million with a balloon payment upon termination of the agreement. (See Performance Fees and Obsolete Equipment)



NET SALES AND NET LOSS

Net sales for the third quarter ended September 30, 1997 were $2.1 million, compared to $5.7 million for the same period in 1996. Net sales for the nine-month period ended September 30, 1997, were $12.7 million, compared to $15.2 million for the same period in 1996. Sales for the quarter included the Company's second-generation platform and related software. Sales for 1997 will primarily be composed of the Company's second-generation platform, the FLX-2500 and related software. The net loss for the third quarter was $16.5 million or $1.24 per share, compared with $8.5 million or $.64 per share for the same period in 1996. $5 million of the loss was attributable to the accrual of performance fees resulting from product delivery delays for the Bell Atlantic agreement and an additional $.9 million due to the write-off of obsolete test equipment (See Recent Developments). Adjusted for these one time charges net loss for the third quarter would have been $10.7 million or $.80 per share. The net loss for the nine-month period ended September 30, 1997, was $33.8 million or $2.55 per share, compared with $22.5 million or $1.71 per share for the same period in 1996. Adjusted for one time charges net loss for the nine-month period ended September 30, 1997 would have been $26.9 million or $2.03 per share. Net losses include the one-time charges and the Company's continued investment in research and development to ensure it is well positioned to deliver the Second-Generation product as well as reduced volumes from product delays by Lucent and the Company.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES AND NET LOSS (CONTINUED)

Sales of the Company's products in the U. S. are substantially dependent on sales of the Lucent digital loop carrier with which the Company's second generation product is integrated resulting in the SDBAS product. In the near term, the Company's sales of its second-generation product in the U. S. have been and will continue to be materially adversely affected by delays in completion of development of the digital loop carrier of Lucent Technologies and the Company's FLX-2500, the competitiveness of Lucent's DLC component of SDBAS, as well as the announcement by Lucent of its new product, AnyMedia, as well as merger activity among the Company's major customers, the long evaluation and implementation process typical of major communications infrastructure changes, and regulatory uncertainties. Consequently, the Company does not expect substantial improvement in net sales and net loss in the near term as compared to third quarter results and declines are possible. Net sales and net loss in the future may also be materially adversely affected in the long run. See "Product Development" and "Risk Factors".

COST OF SALES

Cost of sales for the three-month and nine-month periods ended September 30, 1997, was $1.9 million and $10.2 million, respectively, compared to $5.3 million and $14.8 million for the same periods in 1996. The gross margin resulting from the cost of sales as a percent of net sales for the three-month and nine-month periods ended September 30, 1997, was a positive 11.7% and 19.3% compared to a positive 6.9% and 2.8% for the same periods of 1996. Actual gross margins declined due to lower product volumes. The improved gross margin percentage for the period results from a change in product mix, software and development fees and warranty reserves compared to the prior year. Gross margin is expected to decline materially due to lower software and development fees during the fourth quarter of 1997 and into 1998. The Company expects that price competition could have an adverse impact on the Company's margins. There can be no assurance that the Company can meet product modifications, customer feature requests, as well as customers' business case. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses for the three-month and nine-month periods ended September 30, 1997 were approximately $7.5 million and $20.2 million, respectively, compared to $6.2 million and $16.3 million for the same periods in 1996. The Company continues to invest in the development of the hardware and software for its Second Generation platform and enhancements, support for its First Generation platform, and support of Competitive Local Exchange Carriers. The Company is evaluating other product development opportunities, which if the Company decides to pursue are expected to affect research and development expense in future periods. In addition, competitive engineering salary pressure in the market place is expected to make development more expensive.

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 1997, were approximately $3.8 million and $9.8 million, respectively, compared to $2.9 million and $8.2 million for the same periods in 1996. These expenses include support of field service, sales and marketing resources as well as administrative requirements. It is expected that selling, general and administrative expenses may increase in future periods as the Company incurs executive compensation expense, legal fees and expense related to its patent litigation.
See Item 3 (Legal Proceedings).

 PERFORMANCE FEES AND OBSOLETE EQUIPMENT

  Delays by Lucent and the Company in delivering the SDBAS product to Bell Atlantic have caused the Company to accrue approximately $5 million of penalties in the third quarter. Under its agreement with Lucent the Company is responsible for 30% of the penalties incurred by Lucent up to a maximum of $6 million over the life of the agreement. The maximum penalty has now been recognized and is payable in annual installments of $1 million with a balloon payment upon termination of the agreement. Additionally, the Company has taken a one-time charge of approximately $.9 million for the write-off of obsolete test equipment. (See Recent Developments)


OTHER INCOME (EXPENSE)

Other income (expense) consists primarily of interest income and interest expense. Net other income for the three-month and nine-month periods ended September 30, 1997, was approximately $.3 million and $.6 million compared to income of $.2 million and $1.5 million for the same periods in 1996. Interest income is the result of investing activities of the cash balance available during the period. The decrease in net interest income for the period ended September 30, 1997, compared to the same period last year was the result of a lower cash balance. The higher interest income resulting from the proceeds of the May 1996 bond offering, was offset by accrued interest and bond amortization expenses on the convertible bond offering, resulting in the decrease of net other income from prior year. Recently, interest income has usually exceeded interest expense, but, as the Company continues to invest in the marketing, development and delivery of its second-generation platform, net interest expense should increase net losses for the Company.


LIQUIDITY AND CAPITAL RESOURCES

The cash and short and long-term investment balance as of September 30, 1997 was $129.6 million compared to a balance of $148.8 million at December 31, 1996. Of the total cash balance, $4 million is restricted pursuant to an executive employment agreement and $.8 million is restricted in connection

                          BroadBand Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

with stock repurchase plan. At September 30, 1997, the Company had net tangible assets of $(4.5) million. For the nine-month period ended September 30, 1997, Cash and Cash Equivalents, which consists of investments in demand deposits, commercial paper and U.S. Treasury Obligations with maturities of less than 90 days and short-term investments, which consists of commercial paper and U.S. Treasury Obligations with maturities of less than 360 days, decreased approximately $21.6 million.

During the first quarter, the Board of Directors authorized the initiation of a stock repurchase program that utilizes equity options for up to 10% or 1.3 million shares of common stock. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions and additional factors. The Company substantially completed the option transaction supporting the share repurchase during the first quarter of 1997. In the event that the Company's stock price falls below the put option strike price of $9.11, the Company would be required to reflect the differential as restricted cash on its balance sheet. Given the stock price of $8.50 on September 30, 1997 approximately $793,000 of cash was restricted in connection with the stock repurchase program. At November 8, 1997, given a stock price of $6.06 approximately $4 million of cash was restricted under the program. If at April 17, 1999, the market value of the stock is below $9.11 (strike price), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

Management expects that cash and cash equivalents at September 30, 1997 and cash generated from the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

OTHER FINANCIAL INFORMATION

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to September 30, 1998. The aggregate sales price of orders received and included in backlog was approximately $1 million at September 30, 1997 as compared to $5.5 million at September 30, 1996. The decrease in the Company's backlog is attributable to product development delays and other factors. (See also "Product Development" and "Net Sales and Net Loss".) The Company believes that the orders included in the backlog are firm orders that will be shipped prior to September 30, 1998. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

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

 RISK FACTORS

 In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements, which include statements about the Company's relationship with Lucent, the Company's Second Generation Product and the Lucent DLC with which it is paired, the expected action of customers, corporate partners, and competitors and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its Second-Generation product and future products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. There can be no assurance the Company will be successful in such effort. In RFP decisions during the fourth quarter 1996 and third quarter of 1997, the Company believes an alternative or new supplier of switched digital broadband had underbid the Company and expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength. Failure of the Company to meet its development goals could have a material adverse effect on the Company. Notwithstanding such investment, competitors may develop competing technology and products that are more attractive to customers than are the technologies and products of the Company and may offer such products at materially lower prices.

                          BroadBand Technologies, Inc.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 RISK FACTORS (CONTINUED)

 Other risk factors include the possibility that telephone companies may not widely deploy all or part of the Company's products in their local distribution networks. For example, SBC decided earlier in the year to discontinue the video portion of its trial in Richardson, Texas, which was attributed to Federal regulatory actions which force SBC to sell its wireline services and network to new competitors at prices below actual cost (see Recent Developments, SBC). Also, the Company must complete the development of the new products that will be integrated with Lucent Technologies' digital loop carrier and the joint SDBAS product must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. The provisions of the Company's agreement with Lucent Technologies makes sales of the Company's products in the United States and Canada substantially dependent on the competitiveness and performance of Lucent's product capability as well and their marketing and sales efforts. Such dependence continues in actual practice despite the recent lifting of exclusivity provisions of the Lucent Agreement. (See "Recent Developments-Lucent Relationship"). Lucent Technologies will continue to market alternative technology in competition with the joint Lucent Technologies/BroadBand Technologies SDBAS product, including Lucent's recently announced new product, AnyMedia. (See "Recent Developments-Lucent Relationship"). In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend contributes to the variability of the Company's results and is expected to intensify, accelerated by merger activity among the Company's major customers and network operators. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments, which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays and potential penalties for non-performance. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies, which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts, which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one-quarter.

 As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment, or until small volumes of new products are adequately field tested. Recent announcements by Lucent Technologies of its new digital loop carrier product, AnyMedia, may have this effect.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $167 million as of September 30, 1997, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital

                          BroadBand Technologies, Inc.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 RISK FACTORS (CONTINUED)

 only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due would have a material adverse effect on the Company.

 Currently, the Company is dependent upon two primary customers in North America, which if lost would deprive the Company of substantially all its revenue. It is expected that these customers are likely not to purchase material quantities of the company's product in the near term but will continue to evaluate the system for performance and validation of their business case assumptions. As the Company's market is dominated by fewer large potential customers, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts, which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction.

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

The customers of the Company are subject to substantial government regulation, which could affect their ability and desire to utilize the products of the Company (Also see "Recent Developments, SBC"). The ability of the Company to complete development projects on schedule and to otherwise compete effectively depends upon its ability to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel, which in the current environment are becoming increasingly difficult to recruit and retain. The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non-infringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents or other proprietary rights of others. Continued pursuit of international markets exposes the Company to increased risks of currency fluctuations and controls, political and social risks, trade barriers, new competitors and other risks associated with international markets.

Until recently, Lucent Technologies had exclusive U.S. and Canadian market rights to purchase the Company's SDB capability for digital loop carrier applications. As such, the FLX-2500 product can interface only with Lucent's digital loop carrier without further product development and interfaces would have to be changed to partner with any other digital loop carrier vendors. Sales of the Company's products for the fourth quarter of 1997 and later periods are expected to be materially

                          BroadBand Technologies, Inc.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 RISK FACTORS (CONTINUED)

 adversely affected by delays in development of the SDBAS product (See also Net Sales and Net Losses). Continuation of such delays could also materially adversely affect sales in future periods and could cause customers to seek other suppliers to fulfill their long-term requirements (See also Net Sales and Net Loss). Sales of the Company's products in the U. S. will depend upon the competitiveness of the Lucent's DLC and the Company's FLX-2500 as a joint product in a number of areas, including price, reliability and adaptation to the needs of customers, including adaptations that have been requested by customers and future requests. SDBAS is a fiber-to-the-curb product, which has been configured to provide maximum broadband access to residences and small businesses. Although the joint product was architected as a broadband multiple service access platform, it was configured at a time when industry analysts were predicting telephone companies would move aggressively to compete with cable television companies to provide movies and other television programming. The current regulatory climate and market environment has resulted in announcements and predictions of substantial cutbacks and delays in the telephone companies entering this line of business (See also "Recent Developments, SBC"). The Company plans to continue to market its products to telephone companies and CLECs interested in competing with cable television companies, but is also positioning the product as a broadband data access product for companies seeking to offer their customers greater bandwidth for data and Internet applications. There can be no assurance, however, that the joint BBT-Lucent product will be competitive with other digital loop carrier products of Lucent and its competitors, some of which have been or are being designed to meet the current telephony needs of customers with later upgradability to broadband capability. Competitiveness in this market may depend upon the willingness of Lucent and the Company to accept lower margins associated with selling a current broadband ready product in competition with broadband "upgradable" models. The Company is substantially dependent on Lucent, and Lucent's failure to devote sufficient financial, technical, marketing and other resources to the joint BroadBand/Lucent product would have a material adverse effect on the Company. The Company is not satisfied that Lucent has devoted sufficient resources to the joint product to date and without further attention and improvements it would result in material adverse effects on the Company. The Company and Lucent are engaged in the contractually provided process of dispute resolution. In addition, the Company and Lucent are engaged in discussions about their future relationship, joint future product development efforts, the extent of each companies' participation, resolution of disputes and the terms thereof. Settlement of existing disputes and negotiation of successful joint future efforts with Lucent will depend on many factors. Should the Company not reach agreement with Lucent, the Company would be required to pursue other options, including, but not limited to, developing its own digital loop carrier product or partnering with one or more digital loop carrier suppliers. Development of its own digital loop carrier would be expected to take several years and there can be no assurance either that the Company would have sufficient monetary and technical resources to successfully, develop such a product or that the product, if developed, would be competitive with other digital loop carrier products. Nor can there be any assurance that the Company could partner with another digital loop carrier supplier. Whether or not the Company participates with Lucent or another digital loop carrier supplier for the next generation product, customers may decide to delay orders for the current generation of products, which could have a material adverse effect on the Company.

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

                          BROADBAND TECHNOLOGIES, INC.


ITEM 3.  LEGAL PROCEEDINGS

     On March 18, 1997, the Company commenced a legal action against General Instrument Corporation in the U.S. District Court for the Eastern District of North Carolina (BroadBand Technologies, Inc. vs. General Instrument Corp. and General Instrument Corporation of Delaware, Civil Action No. 5-97-CV-173-BR (2)) for infringement of the Company's United States Patent No. 5,457,560 (the "560 Patent") titled "Fiber Optic Telecommunication System Employing Continuous Downlink, Burst Uplink Transmission Format with Present Uplink Guard Band." The Complaint alleges, among other things, that General Instrument, has made, tested and used a broadband access system that infringes the 560 Patent (the "Infringing System"), has offered the Infringing System for sale, has contracted to sell the Infringing System to NYNEX, and has induced others to infringe the 560 Patent. The Company is seeking to enjoin General Instrument from further acts infringing the 560 Patent and to recover compensatory damages and treble damages. On March 19, 1997, Next Level Communications, at the time, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California. (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C 97-0960). This suit, as subsequently amended, seeks, among other things, to have the Company's 560 Patent declared invalid, alleges that the Company is infringing two patents of General Instrument Corporation relating to the transmission of digital video and seeks an injunction against further infringement. Management does not believe that the Company is infringing on General Instrument's patents. Both litigations are currently in the discovery phase.

     There can be no assurance as to the success of the Company's infringement action or as to the amount of damages recovered if the Company is successful. Nevertheless, the Company has invested substantial amounts in developing its technology and intends to protect its intellectual property in a manner that maximizes its business opportunity.

                          BROADBAND TECHNOLOGIES, INC.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.)   Exhibits - none
                  b.)   Reports on Form 8-K - none

                          BROADBAND TECHNOLOGIES, INC.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant duly caused this report on Form 10-Q to be signed on its behalf by the undersigned , thereunto duly authorized.


November 10, 1997                            /S/ Timothy K. Oakley
                                              Timothy K. Oakley
                                              Vice President and
                                              Chief Financial Officer