Form 10-K
period 1997-12-31
BROADBAND TECHNOLOGIES INC /DE/
filed 1998-03-30
CIK 904898

BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1.  BUSINESS

GENERAL

BroadBand Technologies, Inc. was organized in the state of North Carolina in July 1988 and reincorporated in the state of Delaware in December 1988. As used herein, the term "Company" refers to BroadBand Technologies, Inc. The Company's executive offices are located at 4024 Stirrup Creek Drive, Durham, NC 27703. Its telephone number is (919)544-0015.

The Company designs, manufactures, markets and supports a sophisticated electronics and software platform for the telecommunications industry, focusing primarily on operators of local exchange telephone networks in the United States. The Company also markets its products in Canada, Europe, Asia/Pacific and the Middle East markets. Its platform, which involves patented technology, provides operators of fiber based distribution networks with an integrated access solution that incorporates ATM switching, transport and xDSL technology to deliver high speed data and voice services as well as digital video in a wide array of advanced, interactive entertainment, information, communications, transaction and other services ("Advanced Interactive Services") to residential and business subscribers.

RECENT DEVELOPMENTS

NEW LUCENT RELATIONSHIP

On February 4, 1998, the Company entered into several agreements with Lucent Technologies, Inc. ("Lucent") that establish a new nonexclusive relationship which replaces the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the SDBAS joint product. The terms of these agreements are summarized in greater detail in a Form 8-K filed by the Company dated March 5, 1998 and include:

o        Mutual releases of liabilities

o Replacement of the prior supply agreement for the joint SDBAS product and terms for continued supply by the Company of the FLX-2500 product for the joint SDBAS product

o $21 million of development payments over a three year period by Lucent to the Company for planned development work whose results will be co-owned by the Company and Lucent, subject to certain restrictions on use by the Company

o License of loop electronics technology from Lucent to the Company to enhance the Company's independent product efforts. The Company's use of the technology is subject to certain restrictions on use

o An agreement by Lucent to supply to the Company on an OEM basis certain technology to enhance the Company's independent product efforts

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 1.  BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

NEW LUCENT RELATIONSHIP (CONTINUED)

o An agreement by Lucent to provide the Company with contract manufacturing sufficient to absorb $18 million of manufacturing cost overhead of the Company over a three year period

o        An element manager software agreement valued at $2 million

o Forgiveness by Lucent of the Company's obligations for $5 million of penalty payments previously recorded as liabilities by the Company and $6 million of hardware prepayments

COMPANY IS IN DISCUSSIONS WITH GLOBAL TELECOMMUNICATIONS
EQUIPMENT SUPPLIER FOR GLOBAL ACCESS DEVELOPMENT

The Company is in discussions with an international telecommunications equipment supplier to develop a global access product that meets an emerging global access standard known as FSAN, Full Service Access Network. The FSAN consortium is developing the global standard and the group consists of 12 international and domestic telephone companies representing over 300 million access lines and 11 leading international telecommunications equipment providers. The FSAN architecture is a high bandwidth, asynchronous transmission, and passive optical network similar to the international version of the FLX-2500 architecture, the iFLX. The Company's management believes that the FLX-2500 is positioned to evolve to meet the FSAN standard.


NEW BUSINESS STRATEGY

         The agreements with Lucent and the FSAN effort described above represent two initiatives of the Company's new strategy to leverage its core loop electronics and broadband competencies in local loop infrastructure and improve the Company's financial position. The final initiative of the Company's strategy is a plan to introduce a digital loop carrier access product into the fast growing $2 billion loop access market which is driven by ever increasing volumes of Internet and data traffic. Failure to implement any one or more of the parts of the business strategy would have a material adverse effect on the Company.

MANAGEMENT CHANGES

The Company recently reorganized its management team. Effective February 1, 1998, John R. Hutchins, III, became the new Chairman of the Board. Salim A.L. Bhatia, a founder of the Company, departed from the Company effective January 31, 1998 and Larry McLernon, also a board member departed on January 26, 1998. On March 2, 1998, David J. McLean was appointed Vice President of Engineering from his previous role as Vice President of Technical Services for which he will also maintain responsibility. Carl A. Kammire will depart from the company as Vice President of Engineering effective April 30, 1998. Timothy K. Oakley, Chief Financial Officer of the Company, also recently announced his intention to depart from the Company. See "Executive Officers of Registrant" following Item 4 for a description of the foregoing and other recent management changes.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.  BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

FLX-2500 CUSTOMER DEVELOPMENTS

The Company's new relationship with Lucent provides that Lucent will act as the sole sales, marketing and technical interface with SDBAS customers. Deployment by Lucent's customers has been delayed due to an unfavorable regulatory environment, impact of prior product delays and the long evaluation and implementation process that is typical of customers for major communications infrastructure changes. However, steady progress has been made in the product performance of SDBAS, which is now ready for field deployment. Bell Atlantic's timing and degree of deployment of the SDBAS product is uncertain. Lucent's customers, other than Bell Atlantic, have methodically moved forward with their performance evaluations. Internationally, the Company continues to make progress in the labs and is working toward initial field trials.

PRODUCTS

The mission of the Company is to provide products and services for network and service providers to implement a robust, flexible and economical electronic connection providing residential and business customers with advanced voice services, high speed data and digital video capability, to communicate, access on-line information, entertainment and other multi-media services. The Company has announced three product development efforts including development for Lucent's AnyMedia digital loop carrier, creation of its own digital loop carrier product and an alliance to deliver a global access platform to meet the emerging FSAN specifications. The Company's current product, the FLX-2500, is complete for customer evaluation. However, prior product delays, continued regulatory uncertainty and the announcement of new products and technology have resulted in uncertainty as to the timing and volume of shipments.

On February 4, 1998, the Company and Lucent entered into a Research and Development Agreement (the "R & D Agreement"), for the Company to develop components for Lucent's new AnyMedia digital loop carrier product. Under the R & D Agreement, Lucent has committed to pay the Company at least $21 million payable in equal installments over a three-year period. The Company and Lucent will co-own the technology developed by the Company under the R&D Agreement with certain restrictions on its use, including restrictions against licensing third parties and producing products that are plug compatible with the products of the other party and limitations on use by the Company solely with the Company's digital loop carrier products, which the Company is planning to develop. Although specific components to be developed by the Company for Lucent have not been identified, the parties agreed to identify specific development projects as soon as practicable. Lucent also agreed that the components to be developed by the Company and the configuration of such products would be selected with a view toward maximizing the ability of the Company to utilize the developed technology in the Company's own digital loop carrier products. The ability of the Company to reuse technology developed for Lucent in the Company's products will depend upon a number of factors, including the products Lucent wants the Company to design, how alike the Company and Lucent products will be, and the design schedules for Lucent and the Company's products.

The Company's new, stand-alone digital loop carrier product is aimed at the opportunity created by the demand for higher speed Internet access and the convergence of narrowband and broadband access products. The new development will combine the Company's core technologies; ATM, xDSL and Optics, with technology gained through the Lucent development and technology license agreements discussed herein. The new digital loop carrier is being developed to be complimentary to Lucent's product line and will position the Company for more near-term market participation, which represents a significant change from the prior efforts. The expected benefit is that the new product will allow the Company to offer both narrowband and broadband services and allow the Company to participate in the business sector

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.  BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

where local service competition has begun to emerge. At the same time, the Company will continue to position itself to benefit from the inevitable competition for residential services, intended by the Telecom Act of 1996. There can be no assurance as to the amount, if any, of development for Lucent's products that will be reusable in the Company's digital loop carrier products. If the Company is not able to reuse substantial amounts of the technology developed for Lucent, the value of the R & D Agreement to the Company would be decreased from the Company's expectations.

The Company and Lucent also entered into a Technology Transfer Agreement and Element Manager Agreement on February 4, 1998 pursuant to which certain Lucent technology is licensed to the Company. Under the Technology Transfer Agreement, Lucent has granted the Company licenses to certain existing narrowband technology with certain restrictions on its use, including restrictions against licensing third parties and producing products that are plug compatible with the products of the Lucent and limitations on use by the Company solely with the Company's digital loop carrier products. The Company believes this narrowband technology will enable the Company to increase the cost efficiency of its digital loop carrier products and will save the Company substantial development time and development cost. Under the Element Manager Agreement, the Company and Lucent will evaluate whether the Company will obtain a license of Lucent's element manager technology. Lucent will pay the Company $2 million to support the development of its element manager. If the Company does not obtain an element manager license from Lucent, the Company will seek a license from another supplier or develop one internally.

The R & D Agreement and the Technology Transfer Agreement described above all contain provisions that would enable Lucent to terminate the agreements, including licenses and volume commitments, on certain conditions in a bankruptcy of the Company, material breach by the Company or a "Change in Control" of the Company. The Change in Control provision terminates February 4, 2003. Change in Control is very broadly defined in the agreements and may cause the Company to have to choose to forego the benefits of its agreements with Lucent to acquire another company, sell itself to another company or enter into a strategic alliance with another company, unless Lucent approves of the transaction. In addition, the Company could lose the benefits of the agreements with Lucent if a company acquires a control position in the Company stock through market purchases without the Company's consent. If a change of control occurs, the Company would have 18 months to redesign the parts of its digital loop carrier product that include Lucent's intellectual property.

The Company is in discussions with an international telecommunications equipment provider to develop a global access product that meets an emerging global access standard known as FSAN, Full Service Access Network. The FSAN architecture is a high bandwidth, asynchronous transmission, and passive optical network similar to the FLX-2500 architecture. The Company's management believes that the international version of the FLX-2500, the iFLX, is positioned to evolve to meet the FSAN standard.



The Company's second-generation product, the FLX-2500, is a "global core" platform that enables a Digital Loop Carrier (DLC) system, providing the telephony interfaces, to easily interface with the Company's FLX-2500 System, which provides broadband video and data interfaces and switching, as well as transport technology. The FLX-2500 is a second-generation modular platform, which leverages its patented technology to enable network operators to deploy the platform in a variety of configurations. Telephony, data, video, and interactive services can be deployed simultaneously or incrementally at the network operator's choice. The Company believes the platform provides it with the flexibility to partner with some of the world's most experienced telecommunication equipment providers. In North America, the FLX-2500 System is aligned with Lucent Technologies' high bandwidth digital loop access system. The Company has distribution agreements with Bosch Telecom GmbH to provide a DLC Access System in Germany and other selected

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.       BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

areas around the globe. The Company also has distribution agreements with SAT, (Groupe SAGEM) to provide a DLC Access System in France and Samsung Electronics Company Ltd. and Samwoo Telecommunications Company Ltd. for a DLC Access System in Korea.

FLX(R)-2500

The Company has completed the development of the telephony and data modules and substantially completed the video portion of the FLX-2500, a second-generation Fiber Loop Access (FLX) System. Units have been delivered for system integration, testing, and is being trialed at SBC and RCN for telephony services and Telus in Canada for data services. The FLX-2500 product consists of the switched digital architecture which supports both broadband and telephony elements of a local access system that have been designed to be integrated with the telephony and analog video elements of other telecommunications systems suppliers. The resulting single, integrated full service system is expected to allow customers to build fiber-to-the-curb local distribution networks that combine the improved switched digital broadband features of the Company's platform with the telephony and analog video features of established telecommunications systems suppliers. Prior product delays continued regulatory uncertainty and the announcement of new products and technology have resulted in uncertainty as to the timing and volume of FLX-2500 shipments.

The FLX-2500 consists of a Host Digital Terminal (HDT) and an Optical Network Unit (ONU) that are installed at different points in a fiber-to-the-curb local distribution network and that are operated by a sophisticated software program. These elements provide a full range of switched telephony services as well as broadcast and interactive video services and high speed Internet access. To provide these services, the system interfaces to a digital headend, an analog headend, a telephony system and an Internet service interface provided by other suppliers. Interfaces to other broadband services can be provided.

The FLX-2500's HDT receives digital telephony signals from the telephony access system (via fiber optics) and digital broadband signals (via fiber optics) containing video and data signals from the broadband feeder system and multiplexes these signals into a single high-speed data stream for transmission over a pair of optical fibers to the ONU located near the end user. The HDT also provides switching functions for the broadband signals.

The ONU converts the optical signals received from the HDT back into standard electrical signals and connects directly with residences using copper wire for both the telephony and digital broadband connections. Inside the residence, the telephony signal is connected to a telephone or other appropriate telephony equipment and the digital broadband signal connects to a set-top, PC, or other home terminal device, which will be provided by other suppliers. The architecture also transports an analog video signal directly from the analog headend over a coax cable to the ONU and from the ONU directly to a television set without requiring a set-top. The Company successfully completed an ethernet modem, the NetFLX(TM), that interfaces with the FLX platform and is being trialed in Canada.

The FLX-2500 provides software programs that operate broadband call processing, service provisioning, network monitoring and testing functions needed for broadband services and transport of narrowband services. The Company also provides a network management capability called the Video Administration Module
(VAM) which interfaces between the FLX System and video billing and event provisioning systems for digital video service. The VAM can be combined with the network management systems of other suppliers. The VAM also provides the "video gateway" that enables both independent programmers to access the network, and the network operator to act as a common carrier for numerous providers of video services.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.       BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

FLX(R)-1100

The Company's first generation product, the FLX-1100 System, consists of software and multiple electronic modules installed at different points in a fiber-to-the-curb local distribution network, which includes switched digital video and telephony features. The Company continues to make the first generation product, the FLX-1100, available to existing customers to maintain and support existing projects. In December of 1997 the Company notified customers that the product would be discontinued for new applications or growth of existing projects. The Company expects this product will not represent a material portion of revenues as customers migrate to new products.

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

The HDT also contains the broadband switching capability to implement interactive video services for subscribers served via the FLX-1100 System. The Company's ONU is installed at the curbside location and converts optical signals received from the HDT back into standard electrical signals. The ONU connects directly with residences using copper wire for the telephony connections and coaxial cable for the video connection. The Company's Video Headend, located at either the source of the video signals or at the telephone company's central office, converts analog television signals to 45 Mb/s digital signals or multiplexes existing digital video signals into the 45 Mb/s signals. The Video Headend multiplexes the signals together for transmission by fiber to the Company's HDT.

The Company's software operates broadband call processing, service provisioning, network monitoring and testing functions that run in the HDT. In addition, the Company provides a network management capability called the Video Administration Module (VAM) which interfaces between the FLX-1100 System and video billing and event provisioning systems. The Video Administration Module also provides the "video gateway" that both enables independent programmers to access the network, and the network operator to act as a common carrier for numerous providers of video services.

MARKET

GENERAL

The Company's primary market is companies that operate, or have plans to operate, local fiber optics to the curb or companies building distribution networks to provide transmission services for both narrowband and broadband services, including a broad range of Advanced Interactive Digital Services, to residential and business customers. Most local exchange telephone companies and Competitive Local Exchange Carriers (CLECs) are currently included in this market or are potentially in this market. The Company initially devoted substantially all its resources to configuring its products for, and marketing to, the seven Regional Bell Operating Companies (RBOC's), GTE and the other independent operators of local exchange telephone networks in the United States.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.       BUSINESS (CONTINUED)

MARKET (CONTINUED)

GENERAL (CONTINUED)

Starting in 1994, the Company began development of and recently released to the market its second-generation product, the FLX-2500 System, that operates as a global core platform. The open design of the FLX-2500 enables the flexibility to partner with some of the world's most experienced telecommunications equipment providers. The Company is aligned with Lucent Technologies in North America to integrate the FLX-2500 as part of Lucent Technologies' high bandwidth digital loop carrier access system. The Company's success in the domestic market is substantially dependent upon Lucent's attractiveness in the digital loop carrier market with its current SDBAS offering and announced development of AnyMedia. The Company's global core platform is also intended to be integrated with SAT (Groupe SAGEM) Access Systems in France, Samsung Electronics Company Ltd. and Samwoo Telecommunications Company Ltd. in Korea, and with Bosch Telecom GmbH in Germany and other selected areas around the globe. In 1996 the Company also began to market its platform to the emerging (CLECs), which will compete directly with (RBOCs) in the United States.

TELEPHONE INDUSTRY EVALUATION AND PURCHASING PROCEDURES

The telephone industry generally evaluates new equipment and software through a lengthy and multi-tiered process. Evaluation can take as little as a few months for products that are only a small change from existing products in the telephone network and can take as long as several years for complex products based on completely new technologies. Products that facilitate the deployment of fiber optic cable in the local distribution network, including the Company's FLX System, are in the latter category. The process may vary to some extent depending on the telephone company and the product being evaluated, the priorities of the telephone companies, budgets and the efficiency with which decisions are made about priorities and new products.

CUSTOMER STATUS

The new agreements between Lucent and the Company include a Settlement Agreement and mutual releases by BroadBand and Lucent of all liabilities arising prior to February 4, 1998. The Settlement Agreement terminates the SDV Supply Agreement Contract No. LGC-A65-D between Lucent and the Company dated November 15, 1995, as amended July 12, 1996 (the "Exclusive Agreement"), relating to the development and sale of the joint Company/Lucent SDBAS product. Pursuant to a new SDBAS Supply Agreement, the Company will continue to supply its FLX-2500 to Lucent. Under the Settlement Agreement, the Company agrees to support Lucent's decisions with customers such as Bell Atlantic and SBC with regard to the marketing of SDBAS products and the appropriate transition to Lucent's AnyMedia(TM) products. While Lucent will make all customer related decisions for the joint SDBAS product, the Company is free to market its FLX-2500 product independent of the joint SDBAS product either as a stand alone product or in conjunction with the products of other digital loop carrier vendors.

The Company also signed a general purchase agreement with Bell Atlantic in June of 1996 for certain elements of the FLX-2500. Prior to this contract award, the Company operated under its first volume purchase agreement with Bell Atlantic Network Services, Inc. for its first generation system, the FLX-1100. The supply agreement for the FLX-1100 covered sales to affiliates of Bell Atlantic Services. The previous supply agreement for the FLX-2500 with Lucent to provide the SDBAS product to Bell Atlantic was an exclusive commitment with Lucent to provide volume Switched

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT
ITEM 1.  BUSINESS (CONTINUED)

MARKET (CONTINUED)

CUSTOMER STATUS (CONTINUED)

Digital Broadband (SDB) purchases from the Company over a six and one half year period. Prior product delays, continued regulatory uncertainty and the announcement of new products and technology have resulted in uncertainty as to the timing and volume of FLX-2500 shipments and there can be no assurances as to the timing of the purchases over the six and one half-year period. The Company's second-generation product, the FLX-2500, is also being field trialed in Richardson, Texas as part of a 30,000 home evaluation. The FLX-2500 is also being tested and evaluated in other Regional Bell Operating Companies (RBOCs), Competitive Local Exchange Carriers (CLECs) such as RCN, and overseas telephone companies.

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

The Company believes its competition may come from companies that have or are developing products for a number of different types of technology. Included are technologies that can be described as Switched Digital Broadband (SDB) with fiber-to-the-curb, Hybrid-Fiber-Coax (HFC), Asynchronous Digital Subscriber Line
(ADSL), ADSL Lite (ADSL at speeds of less than one megabyte), a Very High Speed Digital Subscriber Line (VDSL), Plain Old Telephone Service (POTS) over fiber-to-the-curb and wireless broadband.

Companies that have announced plans to develop these technologies are Lucent Technologies, ADC Communications, Alcatel, DSC, Fujitsu, Next Level Communications (majority owned by General Instrument), Northern Telecom, Cisco Systems, Raynet, Reliance (RelTec), Scientific Atlanta, Pairgain, Advanced Fibre Communications and Westell. Some competitors are developing systems that combine two or more of these different technologies to transmit different types of services.

The Company expects price competition to be an important competitive factor for both its existing FLX-2500 product and its planned digital loop carrier product, together with other factors, including experience, product performance, features, reliability and supplier strength. In two Request for Proposal (RFP) decisions late in 1996 and early in 1997, the Company believes a new or alternative supplier of switched digital broadband had underbid the Company. Failure of the Company to meet its development goals could have a material adverse effect on the Company. The Company believes that the other key criteria for competition in the market for electronics and software for local distribution networks will be cost competitiveness, flexibility, revenue generation capability, compatibility with the existing telephone or cable television networks and upgradeability, as well as customer support. The Company believes that it competes favorably on these factors for those telephone companies that consider the capability to transmit high performance Advanced Interactive Services important, but there can be no assurance the Company will continue to compete favorably on these factors.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.  BUSINESS (CONTINUED)

REGULATIONS

On February 8, 1996, President Clinton signed into law the Telecommunications Reform Act, which intends to liberalize the regulations that govern the telephone companies, which constitute the Company's primary market. In addition, this law permits the entry of other network operators into the telecommunications marketplace. The expectation of increased competition for local residential narrowband and broadband services has failed to occur resulting in, along with other factors, delayed deployment of the SDBAS product.

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

RESEARCH AND PRODUCT DEVELOPMENT

As discussed earlier, the Company's strategy entails three development efforts. The first initiative is a Research and Development Agreement (the "R & D Agreement") with Lucent, for the Company to develop products for Lucent's new AnyMedia digital loop carrier product. Under the R &D Agreement, Lucent has committed to pay the Company at least $21 million payable in equal installments over a three-year period. The Company and Lucent will co-own the technology developed by the Company subject to certain restrictions on use by the Company. The second initiative involves the intent of the Company and an international partner to develop a global access product that meets an emerging global access standard known as FSAN, Full Service Access Network. The FSAN architecture is a high bandwidth, asynchronous transmission, and passive optical network similar to the FLX-2500 architecture, which will be used as the foundation for the new product. Last, the Company plans to develop its own digital loop carrier which will combine the Company's core technologies, ATM, xDSL and Optics, with technology gained through the Company's AnyMedia development for Lucent and technology license agreements discussed earlier. The new digital loop carrier is being developed to be complimentary to the AnyMedia product line and will position the Company for more near-term revenue opportunity based on current telephone business models once the product is completed. This new product approach represents a significant change from prior efforts, which were based on the assumption that telephone companies would enter the video business using an integrated platform. The AnyMedia, FSAN and independent digital loop carrier products are early in the design process with market introductions expected within 20 to 25 months. There can be no assurances as to the success of these products or the achievement of these preliminary schedule estimates. (See Products Section)

The Company has completed the development of the telephony and data modules and substantially completed the video portion of the FLX-2500, a second-generation Fiber Loop Access (FLX) System. Units have been delivered for system integration, testing, and are being trialed at SBC and RCN for telephony services and Telus in Canada for data services. The Company will support the FLX-2500 product with sustaining engineering resources and is in the process of reallocating engineering talent to support AnyMedia product development for Lucent and the development of an independent digital loop carrier product as well as analyzing the impact of the FSAN global access effort.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.  BUSINESS (CONTINUED)

RESEARCH AND PRODUCT DEVELOPMENT (CONTINUED)

The FLX-2500 is a second-generation modular platform, which enables network operators to deploy the platform in a variety of configurations. Telephony, data, video, and interactive services can be deployed simultaneously or incrementally at the network operator's choice. The Company is engaging in further development work on broadband video and data modules that enable the use of longer and older drop cables in the customer's installed base, as well as additional software features. Certain broadband capabilities are available today with enhanced offerings expected to be available for deployment in late fourth quarter of 1998 or early 1999, although there can be no assurance that development can be completed on schedule.

The Company's products are expected to continue to evolve because, (1) advances in technology and applications of its technology will result in cost and reliability improvements, (2) constant evaluation and implementation of customer application requirements in the form of new features and feature enhancements and (3) development of spin-off products to support the SDB deployment or deployment of the new products that could provide additional sources of revenue. To further penetrate the market and expand into other areas of telecommunications, the Company engages in a continuing program of research and product development. The success of future development efforts will depend on, among other factors, the Company's ability to attract and retain qualified design and development personnel who are in great demand and limited supply. There can be no assurance as to the success of the Company's research and development effort, or the timing of such effort leading to products being available for customer shipments.

The Company's research and product development costs charged to expense were approximately $28,062,000, $22,785,000, and $19,434,000, for the years ended
December 31, 1997, 1996, and 1995, respectively. No software development costs were capitalized in 1997, 1996, or 1995.

SALES, MARKETING AND CUSTOMER SUPPORT

The agreements reached with Lucent provide for Lucent to have complete control over the sales, marketing and service of the SDBAS and AnyMedia products or any other jointly developed products for Lucent's customers in the United States and Canada. The Company will provide limited marketing resources to support Lucent for these products. Also, internationally the Company has agreements in place for its products to be marketed, sold, and serviced by SAT in France, Samsung Electronics Company Ltd. and Samwoo Telecommunications Company Ltd. in Korea and Bosch Telecom in Germany and other markets. The Company's sales and marketing resources maintain contact with the telephone company personnel who have responsibility for making and implementing the business, technical and operational decisions relating to purchasing, evaluating and deploying fiber optic systems for the local loop. The Company's sales personnel typically have substantial prior experience marketing products to the Regional Bell Operating Companies (RBOC), GTE, other major independent telephone companies and Competitive Local Exchange Carriers. The Company also selectively utilizes local sales representatives in the international market and marketing personnel maintain contact with telephone companies in these markets. The Company believes that the knowledge of its sales and marketing personnel about both the personnel and the operating procedures of the telephone companies for which they have responsibility are important factors in the Company's sales and marketing efforts.

The primary function of the Company's customer support personnel is to provide assistance to telephone company personnel in engineering, installing, maintaining and operating the FLX System, future products for AnyMedia, the FSAN effort and the Company's digital loop carrier product. This involves close coordination with technical and operational personnel of the telephone companies. Customer support personnel also assist the Company's marketing and

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.  BUSINESS (CONTINUED)

SALES, MARKETING AND CUSTOMER SUPPORT (CONTINUED)

research and development groups by conveying to both groups the needs of the telephone companies that have been communicated by telephone company personnel. In addition, customer support personnel provide documentation, training and technical assistance to the Company's customers.

MANUFACTURING AND SUPPLIES

The Company depends on outside suppliers for the continued availability of components and materials, including printed circuit board assemblies. In large part, final assembly and testing are performed by the Company's personnel at the Company's manufacturing facility. The Company tests its products extensively prior to shipment to the customer using an automated testing system that incorporates proprietary procedures. Testing may include both environmental testing to ensure products can withstand severe thermal variations and the electronic simulation of signal problems to test the effectiveness of devices in the Company's products designed to alert customers of equipment malfunctions.

Many of the components used in the Company's FLX System are standard parts available from multiple sources. However, certain ASICs and electro-optic components used in the Company's FLX System are currently primarily available only from single sources, and other components are available from only a limited number of sources. Some of the Company's sole-source and limited-source suppliers are new companies which may prove to be unreliable sources of supply.

To date, the Company has experienced minimal supply problems, all of which have been managed positively. The Company expects to continue for the foreseeable future its policy of having the FLX System's subsystems and components manufactured by third parties.

On February 4, 1998 the Company and Lucent also executed a Manufacturing Agreement, an agreement for Lucent to act as an OEM ("Original Equipment Supplier") to the Company and an agreement for the Company to act as an OEM to Lucent. The Manufacturing Agreement is the only agreement between the Company and Lucent that contains guaranteed volumes or cash payments in lieu of volume. The Agreement provides the Company with contract manufacturing of Lucent products to absorb $18 million of the cost to the Company of maintaining its manufacturing operations for three years. If Lucent fails to provide orders for products in sufficient volume to absorb $18 million, Lucent will pay the Company the amount that is not absorbed by Lucent's orders. As sales of the Company's current product, the FLX-2500, are uncertain due to regulatory delay and Lucent's transition to its AnyMedia product, the required absorption orders or payments will enable the Company to maintain its manufacturing capabilities while the Company develops new products. Under the OEM agreements, Lucent will manufacture for the Company certain narrowband components utilizing Lucent technology and the Company will continue to sell its FLX-2500 product to Lucent. Neither product has any guaranteed volume commitments. In addition, the Company and Lucent will from time to time evaluate whether to add additional products to either or both OEM agreements. It is expected such decisions will depend upon a number of factors, including price, quality and the availability of other suppliers.

BACKLOG

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to December 31, 1998. The aggregate sales price of orders received and included in backlog was approximately $.9 million and $5.6 million on December 31, 1997 and December 31, 1996, respectively. The decrease in backlog is due to the timing of the testing and evaluation process of the joint SDBAS product by Lucent's customers, as well as to customer

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.       BUSINESS (CONTINUED)

BACKLOG (CONTINUED)

delays in moving into the video business and Lucent's transition to its AnyMedia product. The Company believes that the orders included in the backlog are firm orders and will be shipped prior to December 31, 1998. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

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

In 1996 as competitors announced competing products, the Company began to focus greater attention on assessing its intellectual property. The Company is continuing such efforts and intends to protect its intellectual property in a manner that maximizes its business opportunity. The Company believes that its patents provide a competitive advantage over other providers of switched digital broadband products. There can be no assurance, however, that the patents of the Company will be enforceable or that competitors will not be able to develop products that do not infringe upon the patents of the Company. The Company, on March 18, 1997, brought an infringement action against General Instrument Corporation. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California. (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960), seeking, among other things, to have the Company's U.S. Patent No. 5,457,560 ("the 560 patent") declared invalid and unenforceable, alleging antitrust violations based upon the suit against General Instrument, alleging that the Company is infringing two patents of General Instrument Corporation relating to the encoding and decoding of digital video and seeking an injunction against further infringement. The Company on February 18, 1998, counterclaimed against Next Level Communications for infringement of the 560 patent. (See Item 3 Legal Proceedings).

The Company's patent portfolio covers the basic technology for implementing switched digital broadband systems in the context of a fiber to the curb architecture. The issued patents cover systems using a main site (HDT) and a remote site (ONU) interconnected by fiber, providing downstream digital broadband and video information to multiple subscriber locations in response to upstream signals requesting a given channel. An approach for multicasting one channel to multiple subscribers is also covered by a patent that was recently issued to the Company as U.S. Patent No. 5,619,498.

Because of the existence of a large number of patents in the telecommunications field and the rapid rate of issuance of new patents, some components of the Company's products may be covered by existing patents, without the Company's knowledge. If so, the Company believes that, based upon industry practices, necessary licenses or rights under such patents may be obtained on terms, which would not have a materially adverse financial effect on the Company.

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

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 1.    BUSINESS (CONTINUED)

PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION (CONTINUED)


The Company acquired ownership rights to a significant amount of its technology from Siecor Corporation in July 1988. Under that agreement, Siecor Corporation transferred exclusive ownership of the technology to the Company in return for the right to receive royalties from the sale of products, incorporating the transferred technology. Before December 31, 1998, the Company cannot transfer or license the technology acquired from Siecor Corporation on an exclusive basis without prior consent of Siecor Corporation. Siecor Corporation may not unreasonably deny its consent. In 1996 the Company renegotiated the terms of the royalty agreement which in effect reduced the royalty percentage.

EMPLOYEES

As of December 31, 1997, the Company had a total of 300 employees. The Company is not a party to any collective bargaining agreement.

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

RISK FACTORS

In connection with the "Safe Harbor" provisions of the private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Such statements include communications about the Company's prior and new relationships with Lucent, the Company's FLX-1100 and FLX-2500 products and Lucent's DLC with which the FLX-2500 is paired, a new digital loop carrier product the Company plans to develop, migration of the FLX-2500 to FSAN, the expected action of customers, corporate partners, and competitors, and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. These risks include, but are not limited to the following:

Although management believes the relationship with Lucent offers certain opportunities to the Company, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the Company and Lucent relating to SDBAS arising out of the November 1995 exclusive agreement did not meet the Company's expectations and resulted in substantially lower than expected sales volume. There can be no assurances the new relationship with Lucent will not fail to meet the Company's expectations. The Company's relationship with Lucent also may adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of certain restrictions contained in the new Lucent agreements including change of control requirements. Decisions by Lucent or rumors of a decision by Lucent that changes Lucent's relationship with the Company may have an adverse effect on the market price of the stock of the Company. In addition, Lucent is a vendor of digital loop carrier products and the Company's product may compete with Lucent in some circumstances. Such competition could adversely affect the ability of the Company and Lucent to cooperate to the extent required under the new agreements.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.    BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

To maximize the value of the new agreements with Lucent, the Company must develop its own digital loop carrier product. Development of such a new digital loop carrier product by the Company will be subject to significant technical and other challenges and will require a substantial investment of money and time. There can be no assurance that the Company will be able to develop a digital loop carrier product or that any product it develops will be attractive to customers and price competitive with the products of competitors, including Lucent.

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Accordingly, except for development, contract manufacturing and potential OEM revenues from the new agreements with Lucent, the Company anticipates low product sales volume until its new digital loop carrier products are introduced into the market in the next 20 to 25 months.

To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its current products and future products, including the new digital loop carrier product the Company is planning to develop, as well as upgrades to the Company's products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. Development efforts are in the planning stage and many challenges exist to successful development. In particular, the Company will need to attract additional engineers who have hardware experience in digital loop carrier products. The Company will also be managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing initiatives. There can be no assurance the Company will be successful in such effort.

Failure of the Company to meet its development goals could have a material adverse effect on the Company. Notwithstanding successful development by the Company, competitors may develop competing technology and products that are more attractive to customers than are the technologies and products of the Company and may offer such products at materially lower prices. The Company expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength.

Other factors include the possibility that telephone companies may not widely deploy all or part of the Company's current or future products in their local distribution networks or may require expensive upgrades to the Company's current product. For example, during 1997 SBC decided to discontinue the video portion of its trial in Richardson, Texas, which was attributed to federal regulatory actions which force SBC to sell its wireline services and network to new competitors at prices below actual cost (see Second Quarter 1997 10Q - Recent Developments, SBC). Also, the Company's current and future products must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. Additionally regulatory delays may continue to impede competition in the local loop, which may delay the rollout of the Company's new access products.

Sales of the joint BroadBand/Lucent SDBAS product in the United States and Canada are substantially dependent on the competitiveness and performance of Lucent's product capability. Under its new agreement with Lucent, the Company has no active distribution role and is totally dependent upon Lucent for the sales and marketing of the SDBAS product in the United States and Canada. If customers require the Company to produce small volumes of its current FLX-2500 product or to upgrade its current FLX-2500 product without placing large volume orders, the Company may incur expenses substantially in excess of revenues generated. The Company's current contracts with Lucent are forward priced

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.    BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

requiring the Company to deliver its FLX-2500 products at prices, and to invest to upgrade its product, such that sales of the FLX-2500 products will be profitable only at high volumes. Other than the manufacturing agreement, the contracts with Lucent contain no minimum volume purchase commitment and regulatory/market factors make it unlikely that high volume demand will develop in the near term. In addition, although the Company will not be required to market its planned digital loop carrier product through Lucent, successful marketing of the Company's planned digital loop carrier product may be impacted in part by market acceptance of Lucent's AnyMedia product.

As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment, or until small volumes of new products are adequately field tested. Recent announcements by Lucent Technologies of its new digital loop carrier product, AnyMedia, are currently having this effect. The Company expects their adverse affect on sales of its FLX-2500 product to continue or to increase.

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

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $173 million as of December 31, 1997, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due in May 2001 would have a material adverse effect on the Company. If the Company's new business strategy fails to generate the expectation of sufficient revenues, or if expenses are greater than expected, the Company will require additional financing to repay its debt. There can be no assurance additional financing will be available to the Company.

Currently, the Company is dependent upon two of Lucent's primary customers in North America, which if lost would deprive the Company of substantially all its SDBAS revenue. These customers are subject to substantial government regulation, which could affect their ability and desire to utilize the products of the Company. It is expected that these customers are likely not to purchase material quantities of the Company's current FLX-2500 product. As fewer large potential customers dominate the Company's market, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.    BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

its operational resources and systems. In some cases, the Company depends on single source suppliers or parts, which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction.

The Company relies upon technology developed by third party suppliers to provide key product enabling capability that allows the marketability of the Company's broadband product to service providers with longer, older and more complex copper "drop" cable networks. There can be no assurance that the Company can obtain such technology from its suppliers, which would have a material adverse affect on the Company's business and results from operations. If the "drop" technology is not available from third parties, the Company has internal resources and expertise that may be able to provide the necessary required technology. However, internal development would further delay product's availability (See also "Product Development").

The ability of the Company to complete development projects on schedule and to otherwise compete effectively depends upon its ability to attract and retain highly skilled engineering, manufacturing, marketing and managerial personnel, which in the current environment are becoming increasingly difficult to recruit and retain. This is true for new personnel the Company will require to implement its plan to develop a digital loop carrier product. In addition, the Company's inability to sell its current product has caused valuable employees to leave the Company.

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

Until recently, Lucent Technologies had exclusive U.S. and Canadian market rights to purchase the Company's SDB capability for digital loop carrier applications. As such, the FLX-2500 product can interface only with Lucent's digital loop carrier without further product development and interfaces would have to be changed to partner with any other digital loop carrier supplier. Development of its own digital loop carrier, designed to interface with the FLX-2500, would be expected to take up to several years and there can be no assurance either that the Company would have sufficient monetary and technical resources to successfully, develop such a product or that the product, if developed, would be competitive with other access products. Nor can there be any assurance that the Company could partner with another digital loop carrier supplier. Whether or not the Company participates with Lucent or another digital loop carrier supplier for the next generation product or produces its own product, customers may decide to delay orders for the current generation of products, which could have a material adverse effect on the Company.

The market price of the Company's securities is affected by many factors other than the Company's products and performance. For example, NASDAQ has maintenance criteria that must be met in order to continue to be listed as a NASDAQ National Market security. These criteria include a minimum number of shareholders, minimum market value of equity float, minimum bid prices, and tangible net tangible asset requirements (See Liquidity and Capital Resources). The Company does not meet the minimum net tangible asset requirements of NASDAQ and its continued listing on NASDAQ will depend upon meeting the minimum bid requirement of $5.00 per share. In the event that the Company fails to meet the minimum bid or other criteria, the Company's securities may no longer be traded on the NASDAQ

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1.    BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

National Market. In this event, the Company will seek an exception to the requirements. There can be no guarantee that the Company will be successful in obtaining an exception and if such exception could not be obtained, the Company would cease to trade on the NASDAQ National Market. In the event that the Company's securities are no longer traded on the NASDAQ National Market, the market value of the Company's securities could be materially adversely affected.

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

ITEM 2.       PROPERTIES

The Company leases approximately 96,000 square feet in an office park located outside of Research Triangle Park, North Carolina. Substantially all the business operations of the Company are conducted at this facility. The lease has a term, which commenced in April 1993 and terminates in December 1998, with two three-year renewal options. The Company is currently in negotiations for an extended lease of the facility beyond December 1998, which is intended to be completed and be finalized in the second quarter of 1998. The Company also leases a sales and marketing facility in The Surrey Research Park located in Surrey, England. The lease commenced in June 1994. The Company believes that the above-described facilities are suitable and adequate to meet the Company's requirements.

ITEM 3.       LEGAL PROCEEDINGS

On March 18, 1997, the Company commenced a legal action against General Instrument Corp. in the U.S. District Court for the Eastern District of North Carolina (BroadBand Technologies, Inc. vs. General Instrument Corp. and General Instrument Corporation of Delaware Civil Action No. 5-97-CV-173-BR(2) for infringement of the Company's United States Patent No. 5,457,560 (the "560 Patent") titled "Fiber Optic Telecommunication System Employing Continuous Downlink, Burst Uplink Transmission Format and Preset Uplink Guardband." The Complaint alleges, among other things, that General Instrument, has made, tested and used a broadband access system that infringes the 560 Patent (the "Infringing System"), has offered the Infringing System for sale, has contracted to sell the Infringing System to NYNEX, and has induced others to infringe the 560 patent. The Company is seeking to enjoin General Instrument from further acts infringing the 560 Patent and to recover compensatory damages and treble damages. The discovery phase of the case is effectively completed, and both parties have filed dispositive motions. The trial could commence as early as June 1, 1998. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960 SI), seeking, among other things, to have the Company's 560 Patent declared invalid and unenforceable alleging antitrust violation based upon the suit against General Instrument, alleging that the Company is infringing two patents of General Instrument Corporation relating to the encoding and decoding of digital video and seeking an injunction against further infringement. The Company on February 2, 1998 counterclaimed against Next Level Communications for infringement of the 560 Patent.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 3.       LEGAL PROCEEDINGS (CONTINUED)

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers are elected annually and serve at the pleasure of the Board of Directors. The current executive officers of the Company are as follows:

               NAME                                       OFFICE                          OFFICER SINCE     AGE
               ----                                       ------                          -------------     ---

John R. Hutchins, III               Chairman of the Board and Director                        1988           63
J. Richard Jones                    Executive Vice President,  Assistant  Secretary and       1988           50
                                    Director
Timothy K. Oakley                   Vice President,  Chief Financial Officer, Treasurer       1996           36
                                    and Secretary
David E. Orr                        President, Chief Executive Officer and Director           1997           46


As of the end of 1997, the following people held these positions:



               NAME                                       OFFICE                          OFFICER SINCE     AGE

Salim A.L. Bhatia                   Chairman of the Board and Director                        1988           47
James L. Chitkowski                 Vice President Sales and Marketing                        1997           51
Leonard D. Hayes                    Vice President Manufacturing                              1997           47
Carl A. Kammire                     Vice President Engineering                                1995           59

Mr. Orr has served as President, Chief Executive Officer, and Director since he joined the Company in April 1997. Prior to joining the Company, he was employed at Alcatel Network Systems, Inc. as President and Chief Executive Officer since August 1991. At Alcatel Network Systems, which designs, manufactures and markets a full line of telecommunications systems products for the transport and management of voice, data, and image traffic, he was responsible for operations in Raleigh and Clinton, North Carolina; Longview, Texas; Nogales, Mexico; Georgetown, Canada; and San Jose, California. Prior to joining Alcatel, he was Vice President and General Manager of Rockwell International's Network Transmission Systems Division. He held various other management positions at Rockwell since joining the company in 1985. Prior to joining Rockwell, he held various positions with GTE including Network Director for General Telephone Company of Wisconsin.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

Dr. Hutchins is a founder of the Company and has served as Chairman of the Board (except for a period during 1997 and 1998 during which he was Chairman Emeritus) and a Director of the Company since its formation in July 1988. Except for a period during 1990 and 1991, he also served as the Company's Treasurer and Secretary until November 1992. Prior to July 1988, Dr. Hutchins was Executive Vice President at Siecor Corporation, which he joined in September 1985. Prior to joining Siecor, Dr. Hutchins served as Senior Vice President, Vice President and Director of Research and Development at Corning Incorporated for 12 of his 25 years there. Since March 1, 1991, the Company on a part-time basis has employed Dr. Hutchins. On February 1, 1998, Dr. Hutchins replaced Mr. Bhatia as Chairman of the Board of Directors.

Dr. Jones is a founder of the Company and has served as Executive Vice President and a Director of the Company since its formation in July 1988. He is the chief technical officer of the Company and is responsible for overseeing the development of advanced technology. From February 1987 until July 1988, he worked for Siecor Corporation where he held the position of Director of Broadband Development. Prior to February 1987, Dr. Jones held management and development-oriented positions at FiberLAN, Inc. (a Siecor-BellSouth joint venture), Siecor Corporation, Harris Corp., a manufacturer of communications systems for military and industrial markets, and Bell Laboratories.

Mr. Oakley has served as Vice President and Chief Financial Officer since he joined the Company in April 1996. Prior to joining the Company, he was employed at MCI Telecommunications as the Director of Finance, Management Reporting, Control and Analysis for the consumer/small business marketing segment; and Chief Financial Officer of the MCI-ASYNC Voice Messaging subsidiary. For the years prior to joining MCI in 1990, he was employed by the auditing group of Coopers and Lybrand; and by Domino's Pizza as Director of Finance for a franchise with 46 stores. Mr. Oakley will depart from the company effective April 18, 1998.

Mr. Bhatia was a founder of the Company and had served as President, Chief Executive Officer and as a Director of the Company from July 1988 to March 1997. Mr. Bhatia had served as Chairman of the Board and as a Director of the Company from April 1997 to January 31, 1998 when he departed from the Company. Mr. Bhatia was a Vice President at Siecor Corporation, a supplier of fiber optic products to the telecommunications industry, from November 1984 to July 1988. Between February 1981 and July 1988, Mr. Bhatia held various sales, marketing, strategy and business development positions at Siecor. Prior to 1981, Mr. Bhatia held various sales, engineering, operations and consulting positions at Corning, Inc., Arthur D. Little, and Esso Petroleum Co. Ltd. (UK).

Mr. Chitkowski joined the Company in September 1996 as Vice President of Sales. From March 1997, Mr. Chitkowski has served as Vice President of Sales and Marketing of the FLX system to companies in North America and Puerto Rico. From June 1992 to June 1993 he was Vice President of Marketing and Sales for Telesciences Transmission Systems. From June 1993 to November 1995 he held the position of Regional Vice President with DSC Communications Corp. From November 1995 to July 1996 he was Vice President of Sales for Tekelec. In July and August of 1996 he consulted with Manchester International.

Mr. Hayes joined the Company in March 1992 as Director of Materials. From March 1997, Mr. Hayes has served as Vice President of Manufacturing and Quality and is responsible for all manufacturing and procurement functions inclusive of all contract construction and administration. In his twenty-three years in materials and manufacturing operations, he has held executive materials, logistics, and manufacturing positions at Commodore International Ltd., where he was responsible for worldwide materials and logistics functions in support of a $1.1 billion revenue stream and senior managemnt positions in materials and operations at Data General Corporation.

Mr. Kammire joined the Company in October 1990 as Director of Engineering. Mr. Kammire served as Vice President of Engineering from November 1995 to April 1998 and during that time was responsible for the design and development of the FLX System. From 1987 to 1990 he served as Director of the Advanced Product Group of Timeplex. From 1978 to 1987 he served as Director of Software Development for ITT Advanced Technology Ctr. Effective as April 30, 1998, Mr. Kammire will depart from the Company.

Mr. McLean joined the Company in October 1996 as Director of Broadband Programs. In June 1997 he was named Vice President of Technical Services. On March 2, 1998 David J. McLean was appointed Vice President of Engineering. Mr. McLean will be responsible for introducing a digital loop carrier access product as well as maintaining responsibility for Technical Services. From 1981 to 1996 he has held several senior management positions in marketing, development, and manufacturing at IBM Corporation.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT



                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

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


1997                LOW          HIGH
----                ---          ----

First Quarter     $  9.12      $  16.75
Second Quarter       6.75         10.56
Third Quarter        7.37         11.00
Fourth Quarter       3.50          8.50

1996                LOW          HIGH
----                ---          ----

First Quarter     $ 15.75      $  28.25
Second Quarter      23.50         34.62
Third Quarter       20.00         35.00
Fourth Quarter      15.25         23.00


No cash dividends have been declared or paid by the Company and the Company has no present intention of declaring a cash dividend.

As of March 10, 1998, there were approximately 10,000 holders of record and beneficiary shareholders of the Company's Common Stock.

ITEM 6.       SELECTED FINANCIAL DATA

The following is a summary of certain condensed statement of income and balance sheet information of the Company for the five years ended December 31, 1997. This summary should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. All amounts except per share amounts are presented in thousands. No cash dividends have been declared or paid in any of the years presented.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 6.       SELECTED FINANCIAL DATA (CONTINUED)

------------------------------------------------------------------------------------------------------------------------
                                                  1997            1996            1995          1994          1993
------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
Net Sales                                       $15,012          $23,144         $22,705        $27,012       $15,136
Cost of Products Sold                            12,297           21,744          23,917         27,908        19,453

Gross Profit                                      2,715            1,400          (1,212)          (896)       (4,317)
Expenses:
    Research and Development                     28,062           22,785          19,434         15,422         8,907
    Performance fees and Obsolete
     Equipment                                    1,841                0               0              0             0
    Selling and Administration                   13,725           11,648          11,627         11,284         6,965
                                                 ------           ------          ------         ------        ------
          Total expenses                         43,628           34,433          31,061         26,706        15,872
                                                 ------           ------          ------         ------        ------

Operating Loss                                  (40,913)         (33,033)        (32,273)       (27,602)      (20,189)
Other Income(Expense), Net:                       1,092            2,014           4,371          3,432         1,199
                                                  -----            -----           -----          -----         -----
Net Loss                                       ($39,821)        ($31,019)       ($27,902)      ($24,170)     ($18,990)
                                               =========       ==========      ==========     ==========     =========
Average Common Outstanding Shares

                             Supplemental*       13,278           13,200          13,092         13,030         9,968
                                                 ======           ======          ======         ======         =====
                             Historical          13,278           13,200          13,092         13,030         7,284
                                                 ======           ======          ======         ======         =====

Loss Per Share:
                             Supplemental *      ($3.00)         ($2.35)        ($2.13)        ($1.85)       ($1.89)
                                                 =======         =======        =======        =======       =======
                             Historical          ($3.00)         ($2.35)        ($2.13)        ($1.85)       ($2.59)
                                                 =======         =======        =======        =======       =======
BALANCE SHEET DATA (DEC. 31)
Cash, Cash Equivalents & Investments, including
restricted cash                                $117,152         $148,758         $65,351        $80,290      $107,400
Total Assets                                    135,918          171,347          85,958         96,371       125,298

Long-term debt                                  115,000          115,000              43            331           802
Total Stockholders' (Deficit) Equity           ($10,461)         $28,901         $58,868        $79,379      $103,273
                                               =========         =======         =======        =======      ========

      * Supplemental disclosure is provided for periods presented in the Company's initial S-1 Registration Statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

 Net sales in 1997 were $15.0 million compared to $23.1 million in 1996 and $22.7 million in 1995. Net loss for 1997 was $39.8 million compared to a net loss of $31.0 million in 1996 and a net loss of $27.9 million in 1995. The Company's operating results continue to reflect an unfavorable regulatory environment, impact of prior product delays, the long evaluation and implementation process that is typical of customers of major communication infrastructure changes, as well as investment in the second generation product and market development of the FLX-2500 platform. Net losses also reflect the impact of lower net interest income and the expenses associated with the $115 million convertible note offering in May 1996. The Company expects to continue to incur losses in future periods.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS MARGIN:

Cost of sales for 1997 was $12.3 million compared to $21.7 million in 1996 and $23.9 million in 1995. Gross margin as a percent of net sales was a positive 18% in 1997, a positive 6% in 1996 and a negative 5% in 1995. The improved gross margin for 1997 is a result of a change in product mix and higher fee revenues as compared to the prior years.

In two contract awards made late in 1996 and early in 1997, the Company believes an alternative or new supplier had underbid the Company and expects price competition to continue to be an important competitive factor, together with other factors, including experience, product performance, features, reliability and supplier strength. The Company has also forward priced certain contracts in anticipation of large volumes, which may or may not occur. Consequently, the Company expects that price competition could have an adverse impact on the Company's margins. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability. The Company's margins are expected to fluctuate due to the uncertainty of shipments of the existing and new products, as well as a higher mix of fee and software revenues (See Item 1 Business: Risk Factors).

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses for 1997 were $28.1 million compared to $22.8 million in 1996 and $19.4 million in 1995. The increases in research and development expenditures were primarily the result of additional resources engaged in the development of the hardware and software for the Company's Second-Generation platform, enhancements and support for its First Generation product as well as competitive salary pressure for engineering resources. The Company is in the process of aligning its resources with its new strategy initiatives including the AnyMedia development for Lucent, the FSAN effort planned with an international partner and its own digital loop carrier development. Various elements of the Lucent agreement including development revenues for AnyMedia, technology transfer, reusability of AnyMedia development, manufacturing payments and prepayment forgiveness should reduce development costs and accelerate the products introduction to the market. There can be no assurances that such benefits will occur as expected. (See Item 1, Business:
Recent Developments and Risk Factors).

PERFORMANCE FEES AND OBSOLETE EQUIPMENT

Delays by Lucent and the Company in delivering the SDBAS product to Bell Atlantic have caused the Company to pay approximately $1 million of performance fees in 1997. An additional $5 million of performance fees were reserved in the third quarter and subsequently released in the fourth quarter as a result of the Company's new agreement with Lucent, which redefined their relationship. Under the agreement terms, the $5 million of penalties accrued in the third quarter were forgiven and the Company reversed these liabilities in the fourth quarter. Additionally, the Company has taken a one-time charge of approximately $.9 million for the write-off of obsolete test equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses for 1997 were $13.7 million compared to $11.6 million for 1996 and $11.6 million for 1995. These expenses are a result of the Company's investment in resources that enable the Company to support field service, sales and marketing efforts. The Company expects to adjust its sales resources as necessary in light of its new alliance with Lucent Technologies. The Company will continue to maintain a strong marketing organization and appropriate sales resources to support its own digital loop carrier product. Additionally in 1997, the Company incurred legal fees and expenses related to its patent litigation, consulting fees for the Lucent agreements and other actions as well as additional compensation expenses associated with its appointment of a new Chief Executive Officer

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED):

effective April 1, 1997. The patent legal expenses are expected to accelerate in 1998, (See Sales, Marketing, and Customer Support).

OTHER INCOME (EXPENSE), NET:

Other income (expense) consists primarily of interest income and interest expense. The interest income (expense) category reflects net interest income earned on cash, cash equivalents and both short and long-term investment balances during 1997 of $1.1 million compared to net interest income of $2.0 million and $4.4 million in 1996 and 1995 respectively. Interest income is the result of investing activities of the cash balances available during the period. The increase in interest income for 1997 as compared to 1996 was the result of a higher average cash balance than the prior year. The increase in interest expense for 1997 and 1996 as compared to 1995 was the result of interest expense on the convertible note offering in May of 1996. The Company expects net interest expense to increase due to the continued reduction in the cash balance resulting from expected losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which consist of investments in demand deposits, commercial paper and U.S. Treasury Obligations with maturities of less than 90 days when purchased; short-term investments, which consist of commercial paper and U.S. Treasury Obligations with maturities of less than 360 days; and long-term investments with maturities greater than 360 days decreased $32 million during 1997 to $117 million at the end of 1997, compared to $148 million at the end of 1996, and $65 million at the end of 1995.

The Company has an outstanding stand-by letter of credit in the amount of $3 million, which is collateralized by restricted cash of the same amount.

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

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of up to 10% or
1.3 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions and additional factors. Whenever the Company's stock price is below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. The Company has restricted cash in the amount of $6,032,807 at December 31, 1997 and $3,771,000 at March 10, 1998, based upon a market value of the stock of $4.12 and $6.25, respectively, in connection with this agreement. If at April 17, 1999, the market value of the stock is below $9.11 (strike price), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company issued on May 17, 1996, $115 million of 5% Convertible Subordinated notes due May 15, 2001 that entitles Holders of Convertible Notes to convert into shares of the Company's common stock. Interest is payable on May 15th and November 15th of each year. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The notes are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the debt.

During 1995, the Company received $7.0 million from Bell Atlantic for Warrants that entitle Bell Atlantic to purchase one million shares of BroadBand Technologies' Common Stock at an exercise price of $41.75 per share. Property and equipment additions during 1995, plus cash required for research and development and other operating activities represented the majority of the decrease in the cash balance during 1995.

Management expects that cash on hand and cash equivalents at December 31, 1997 and cash generated from the sale of the Company's products and fees to be received from Lucent will be adequate to fund operating requirements and property and equipment expenditures in 1998 based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and the possibility that the Company's product initiatives might increase working capital requirements. In such event, the Company would consider appropriate financing alternatives.

(See Item 1, Business: Risk Factors)

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          BROADBAND TECHNOLOGIES, INC. -- INDEX TO FINANCIAL STATEMENTS


 A.       Financial Statements

          Report of Independent Auditors...................................27

          Statements of operations for the years ended
          December 31, 1997, 1996 and 1995.................................28

          Balance Sheets as of December 31, 1997 and 1996...............29-30

          Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1997, 1996 and 1995...........................31

          Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995.................................32

          Notes to Financial Statements.................................33-43

 B.       Supplemental Financial Information -- Unaudited..................44

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
BroadBand Technologies, Inc.


We have audited the accompanying balance sheets of BroadBand Technologies, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BroadBand Technologies, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





February 4, 1998
Raleigh, North Carolina

                          BROADBAND TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS




                                                                               YEAR ENDED DECEMBER 31
                                                               1997                   1996                   1995
                                                       --------------------------------------------------------------------
Net sales                                                  $     15,012,117      $     23,144,003       $     22,705,311

Costs and expenses:
   Cost of sales                                                 12,296,689            21,744,255             23,917,118
   Research and development                                      28,062,349            22,784,948             19,433,536
   Performance fees and obsolete equipment                        1,841,258                     -                      -
   Selling, general and administrative                           13,725,044            11,647,386             11,627,305
                                                       --------------------------------------------------------------------
                                                                 55,925,340            56,176,589             54,977,959
                                                       --------------------------------------------------------------------

Loss from operations                                            (40,913,223)          (33,032,586)           (32,272,648)

Other income (expense):
   Interest expense                                              (6,508,486)           (4,063,372)               (65,417)
   Interest income                                                7,600,754             6,077,545              4,436,016
                                                       ====================================================================
Net loss                                               $       (39,820,955)  $        (31,018,413)  $        (27,902,049)
                                                       ====================================================================
                                                       ====================================================================

Net loss per share                                          $         (3.00) $            (2.35)    $             (2.13)
                                                       ====================================================================
Average  number  of  shares  used  in  per  share
   calculations                                                  13,277,735            13,200,312             13,091,958
                                                       ====================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                                                     DECEMBER 31
                                                                              1997                  1996
                                                                    --------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 47,464,129            $ 107,221,929
    Restricted cash (NOTE 2)                                                3,000,000                 451,042
    Short-term investments (NOTE 3)                                        41,327,242              22,359,232
    Accounts receivable, trade                                              2,371,133               6,284,217
    Inventories (NOTE 4)                                                    3,214,361               1,532,907
    Prepaid and other current assets                                        1,546,464                 954,288
                                                                    --------------------------------------------
Total current assets                                                       98,923,329             138,803,615

Long-term investments (NOTE 3)                                             15,328,088              18,725,698
Restricted cash (NOTE 2)                                                   10,032,807                       -

Furniture, fixtures and equipment:
    Equipment and software                                                 23,933,440              21,779,766
    Furniture and fixtures                                                    695,078                 655,487
    Leasehold improvements                                                  1,296,647               1,296,647
                                                                    --------------------------------------------
                                                                           25,925,165              23,731,900
Accumulated depreciation and amortization                                 (16,817,060)            (13,186,825)
                                                                    --------------------------------------------
Net furniture, fixtures and equipment                                       9,108,105              10,545,075

Deferred debt issuance costs, (net of accumulated amortization of
   $1,212,213 and $464,713) (NOTE 6)                                        2,525,287               3,272,787
                                                                    --------------------------------------------
Total assets                                                            $ 135,917,616           $ 171,347,175
                                                                    ============================================

                          BROADBAND TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                                                                       DECEMBER 31
                                                                                1997                 1996
                                                                        ------------------------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY Current liabilities:
   Accounts payable                                                     $        2,590,271          $ 3,564,317
   Accrued expenses                                                              5,953,541            6,814,276
   Deposits                                                                      3,263,134            3,258,316
   Accrued warranty reserve                                                      4,940,427            5,934,027
   Deferred revenue                                                              1,031,000            4,875,000
                                                                        ------------------------------------------
Total current liabilities                                                       17,778,373           24,445,936

Long-term:
   Deposits                                                                     13,000,000            3,000,000
   Convertible Debt  (NOTE 6)                                                  115,000,000          115,000,000
   Deferred Compensation  (NOTE 2)                                                 600,000                    -
                                                                        ------------------------------------------
Total long-term liabilities                                                    128,600,000          118,000,000

Commitments (NOTES 2, 5 AND 7)

Stockholders' (deficit) equity:
   Series A preferred stock, $ .01 par value; 100,000 shares authorized;
     no shares issued and outstanding                                                   -                    -
   Convertible preferred stock, $.01 par value;  7,500,000 shares
     authorized;  no shares issued and outstanding                                      -                    -
   Common stock, $.01 par value; 30,000,000 shares authorized;
     13,380,243 and 13,249,480 shares outstanding
                                                                                   133,802              132,495
    Additional paid-in capital                                                 163,285,281          161,977,629
    Deferred Compensation  (NOTE 2)                                               (850,000)                   -
    Accumulated deficit                                                       (173,029,840)        (133,208,885)
                                                                        ------------------------------------------
Total stockholders' (deficit) equity                                           (10,460,757)          28,901,239
                                                                        ------------------------------------------
Total liabilities and stockholders' (deficit) equity                    $      135,917,616        $ 171,347,175
                                                                        ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                  COMMON          ADDITIONAL
                                   STOCK            PAID-IN            DEFERRED       ACCUMULATED DEFICIT
                                 PAR VALUE          CAPITAL          COMPENSATION                               TOTAL
                              -----------------------------------------------------------------------------------------------
 Balance at January 1, 1995   $    130,501     $   153,537,070    $            -      $   (74,288,423)    $     79,379,148
   Exercise of stock options
   for 94,564 shares                   946             234,855                 -                    -              235,801
   Issuance of 6,425 shares
   under 401(k) plan                    65             155,315                 -                    -              155,380
   Issuance of stock warrants            -           7,000,000                 -                    -            7,000,000
   Net loss for the year                 -                   -                 -          (27,902,049)         (27,902,049)
                              -----------------------------------------------------------------------------------------------
                              -----------------------------------------------------------------------------------------------
 Balance at December 31, 1995      131,512         160,927,240                 -         (102,190,472)          58,868,280
   Exercise of stock options
   for 89,225 shares                   892             846,929                 -                    -              847,821
   Issuance of 9,119 shares
   under 401(k) plan                    91             203,460                 -                    -              203,551
   Net loss for the year                 -                   -                 -          (31,018,413)         (31,018,413)
                              -----------------------------------------------------------------------------------------------
 Balance at December 31, 1996      132,495         161,977,629                 -         (133,208,885)          28,901,239
   Exercise of stock options
   for 25,097 shares                   251              73,840                 -                    -               74,091
   Issuance of 25,635 shares
   for 401(k) Plan                     256             234,612                 -                    -              234,868
   Restricted stock grant,
   80,000 shares                       800             999,200        (1,000,000)                   -                    -
   Amortization of
   restricted stock grant                -                   -           150,000                    -              150,000
   Net loss for the year                 -                   -                 -          (39,820,955)         (39,820,955)
                              -----------------------------------------------------------------------------------------------
Balance at December 31, 1997  $    133,802     $   163,285,281    $     (850,000)       $(173,029,840)      $  (10,460,757)
                              ===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31
                                                                1997                1996                 1995
                                                          -------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $   (39,820,955)  $     (31,018,413)    $     (27,902,049)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                               4,486,273           5,490,625             3,997,416
     Amortization of debt issuance costs                          747,500             464,713                     -
     Amortization of deferred compensation                        600,000                   -                     -
     Amortization of restricted stock grant                       150,000                   -                     -
     Increase in inventory reserve                                204,742           1,416,848               420,451
     Loss (gain) on disposal of equipment                         850,518            (377,918)                    -
Changes in operating assets and liabilities:
   Accounts receivable, trade                                   3,913,084          (1,970,752)             (216,793)
   Inventories                                                 (1,886,196)           (942,393)              871,278
   Prepaid and other current assets                              (592,176)           (262,117)               30,200
   Accounts payable and accrued expenses                       (1,834,782)            (57,254)            4,877,770
   Deposits                                                    10,004,818             839,540             1,043,215
   Accrued warranty reserve                                      (993,600)          3,175,284               419,412
   Deferred revenue                                            (3,844,000)         (3,318,970)            4,243,970
                                                          -------------------------------------------------------------
Net cash used in operating activities                         (28,014,774)        (26,560,807)          (12,215,130)

INVESTING ACTIVITIES
Acquisition of furniture, fixtures & equipment                 (3,921,420)         (4,388,284)           (9,628,687)
Disposals of furniture, fixtures & equipment                       21,600           2,325,000                     -
Net increase in investments                                   (15,570,400)        (22,982,752)           (5,976,519)
                                                          -------------------------------------------------------------
Net cash used in investing activities                         (19,470,220)        (25,046,036)          (15,605,206)

FINANCING ACTIVITIES
Issuance of common stock                                          308,959           1,051,372               391,181
Issuance of stock warrants                                              -                   -             7,000,000
Issuance of long-term debt                                              -         111,262,500                     -
Payments on capital lease obligations                                   -            (282,823)             (486,381)
 Restricted cash                                              (12,581,765)          2,255,306            (2,706,348)
                                                          -------------------------------------------------------------
Net cash provided by (used in) financing activities           (12,272,806)        114,286,355             4,198,452
                                                          -------------------------------------------------------------
Increase (decrease) in cash & cash equivalents                (59,757,800)         62,679,512           (23,621,884)
Cash and cash equivalents at beginning of year                107,221,929          44,542,417            68,164,301
                                                          -------------------------------------------------------------
Cash and cash equivalents at end of year                    $  47,464,129        $107,221,929     $      44,542,417
                                                          -------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                      $   5,747,746      $    3,598,659     $          65,417
                                                          =============================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

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

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 1997, the Company had no investments that qualified as trading or available for sale.

ACCOUNTS RECEIVABLE

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable, which are unsecured. The Company's exposure to credit loss in the event that payment from a customer is not received for revenue recognized equals the net outstanding accounts receivable balance from that customer.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost flow assumption.

                          BROADBAND TECHNOLOGIES, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

Generally, revenue is recognized when products are shipped. Deferred revenue results from product licensing fees and from specific contractual terms for certain sales agreements. Prepaid product (software) license fees are recorded as deferred revenue when collected from customers and are recognized as revenue in accordance with the terms of the related contract.

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes (see Note 12).

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred.

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

LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, a basic earnings per share excludes any dilutive effects of options, warrants and

                          BROADBAND TECHNOLOGIES, INC.

1.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE (CONTINUED)

convertible securities. Diluted earnings per share is very similar to the previously expected fully dilutive earnings per share. All loss per share amounts for all periods have been presented to conform to SFAS 128. Due to the net losses for each of the three periods presented, potential common shares are considered antidilutive and therefore did not require restatement of prior periods.


2.    EMPLOYMENT AGREEMENT AND RESTRICTED CASH

The Company has outstanding stand-by letters of credit in the amount of $3,000,000 and $451,042 at December 31, 1997 and 1996, respectively. These letters of credit are collateralized by restricted cash of the same amount.

The Company restricted cash of $4 million associated with executive compensation for the new President and CEO, David E. Orr, who joined the Company on April 1, 1997. Compensation expense of $4 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company. Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1 million. Upon issuance of this stock, deferred compensation equivalent to the market value at the date of grant, $1 million, has been charged to shareholders' equity and is being amortized as compensation expense over the employment period of five years.

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of up to 10% or
1.3 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions, and additional factors. In the event that the Company's stock price falls below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. Given a stock price of $4.12 at December 31, 1997, the Company has restricted cash in the amount of $6,032,807 in connection with this agreement. This amount will fluctuate based upon the market value of the stock. If at April 17, 1999, the market value of the stock is below $9.11 ("strike price"), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

3.  INVESTMENT IN DEBT SECURITIES

At December 31, 1997, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, U. S.
Treasury Obligations, and commercial paper with various financial institutions.

These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution, as well as credit and maturity risks. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

                          BROADBAND TECHNOLOGIES, INC.

3.  INVESTMENT IN DEBT SECURITIES (CONTINUED)

The following is a summary of cash and cash equivalents and short and long-term investments by balance sheet classification at:

                                                      DECEMBER 31
                                             1997                    1996
                                   ---------------------------------------------
     Cash and cash equivalents:
        Demand deposit accounts    $         11,090,313     $         78,899,020
        Commercial paper                     17,225,114               25,332,655
        U.S. Treasury Obligations            19,148,702                2,990,254
                                   ---------------------------------------------
                                   $         47,464,129     $        107,221,929
                                   =============================================

                                                      DECEMBER 31
                                             1997                    1996
                                   ---------------------------------------------
     Short-term investments:
        Certificate of deposit          $     2,505,293         $             -
        Commercial paper                     34,800,200               20,293,691
        U.S. Treasury Obligations             4,021,749                2,065,541
                                   ---------------------------------------------
                                        $    41,327,242         $     22,359,232
                                   =============================================
     Long-term investments:
        Commercial paper                $    13,296,211         $      3,669,688
        U.S. Treasury Obligations             2,031,877                5,056,010
                                   ---------------------------------------------
                                        $    15,328,088         $     18,725,698
                                   =============================================

The majority of the long-term investments will mature by April 1999. The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of December 31, 1997 and 1996.

4.  INVENTORIES

Inventories consist of the following:
                                                       DECEMBER 31
                                               1997                 1996
                                        ----------------------------------------

Electronic parts and other components   $      3,882,876       $   2,583,074
Work-in-process                                  626,008             603,601
Finished goods                                 2,245,958           1,681,971
                                        ----------------------------------------
                                        ----------------------------------------
                                               6,754,842           4,868,646
Inventory valuation reserve                   (3,540,481)         (3,335,739)
                                        ----------------------------------------
                                        ========================================
                                        $      3,214,361       $   1,532,907
                                        ========================================

                          BROADBAND TECHNOLOGIES, INC.

4.  INVENTORIES (CONTINUED)

The Company has entered into a contract with a supplier for the production of certain subassemblies used in the Company's products. Under the terms of the contract, the Company had firm purchase commitments to purchase from the supplier approximately $1,330,000 and $1,455,000 of these subassemblies at December 31, 1997 and 1996, respectively.

5.  LEASES

In prior years, the Company entered into various capital lease arrangements which had expired as of December 31, 1996. Amortization of assets under capital leases is included with depreciation and amortization expense.

In February 1993, the Company entered into a non-cancelable operating lease for the rental of new office facilities. The lease has a term that commenced in April 1993 and terminates in December 1998 with an option for renewal. During September 1993, the Company exercised an option to lease additional space. The amended lease term commenced in January 1994 and terminates in December 1998 with an option for renewal. The total monthly commitment for the entire lease approximates $72,000. The Company has also entered into various year to year operating leases related to certain equipment.

Future minimum lease payments under the non-cancelable leases at December 31, 1997 are approximately $850,000. The Company is negotiating new lease terms on its primary facility for which the current lease expires in December 1998.

Rent expense was approximately $1,500,000, $1,205,000, and $1,351,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

6.  LONG-TERM DEBT

The Company issued on May 17, 1996, $115 million of 5% convertible subordinated notes due May 15, 2001, that entitles the holder to convert the notes into shares of the Company's common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The notes are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. At December 31, 1997, the estimated fair value of the term notes, determined by the average of the bid and ask prices on that date, was approximately $76 million.

7.  COMMITMENTS AND CONTINGENCIES

The Company is party to a technology transfer agreement that obligates the Company to pay a royalty of two percent (2%) of the selling price of any goods or services provided by the Company that include intellectual property transferred by the other party to the agreement after such sales exceed, in the aggregate from inception, $50 million. The royalty will be reduced to one percent (1%) after such sales, in the aggregate from inception, exceed $200 million. The Company recorded royalty expense under this agreement in 1997, 1996 and 1995 which is included in accrued expense. No royalties will be due and payable after 1998. Under the agreement, prior to the end of 1998, the Company may not

                          BROADBAND TECHNOLOGIES, INC.

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

transfer, assign, license or sell, on an exclusive basis, the technology without written consent of the other party (the agreement includes terms which state that such consent is not to be unreasonably withheld). In 1996 the Company renegotiated the terms of the royalty agreement, which in effect reduced the royalty percentage.

The Company commenced legal action in civil court in March 1997 against a competitor claiming infringement of a patent the Company owns. The Company is seeking to enjoin the competitor from further acts infringing the patent and to recover damages. The competitor has countersued to have the Company's patent declared invalid and unenforceable and, further, claims infringement by the Company of two of its patents. The Company's legal action is expected to go to trial in June 1998. There can be no assurance as to success of the Company's infringement action or the amount of damages, if any, recovered if the Company is successful. The Company will vigorously defend itself in the action filed by its competitor and considers the claims to have no merit.

8.  STOCK OPTION PLANS

The Company has adopted an incentive stock option plan for employees, and a non-qualified stock option plan for consultants and others, a non-qualified stock option plan in connection with the CEO employment agreement, and a directors stock option plan for Directors. Common shares available under the four plans are 2,150,000, 650,000, 350,000 and 100,000 shares, respectively.
Information concerning outstanding stock options to purchase common stock pursuant to the plans as of December 31, 1997 is summarized as follows:

                                                                                                    AGGREGATE
                                                       PER SHARE EXERCISE    NUMBER OF SHARES       EXERCISE
                                                             PRICE                                    PRICE
                                                     ---------------------------------------------------------
Incentive and non-qualified stock options
   outstanding:
   Vested                                            $  .10 - $ 31.75              693,474    $      6,647,310
   Unvested                                          $ 3.63 - $ 31.75            1,876,666    $     15,848,505
                                                     ---------------------------------------------------------
Totals                                                                           2,570,140    $     22,495,815
                                                                            ==================================

Options are granted at not less than fair market value at the date of grant as determined by the Board of Directors and may be exercised upon terms approved by the Board. During 1997, 1,463,835 options were granted under the incentive stock option plan and 843,136 non-qualified options were granted. Certain non-qualified grants include provisions, which prohibit exercise, until near the option expiration date or until the end of the full vesting period or prior to the Company attaining profitability. Vested options are exercisable at dates ranging from six months to nine years and nine months from date of grant. Shares not yet vested are not exercisable. All options granted expire between five and one half and ten years from the grant date.

                          BROADBAND TECHNOLOGIES, INC.

8.  STOCK OPTION PLANS (CONTINUED)

The following table summarizes stock option activity from January 1, 1995 through December 31, 1997:

                                                NUMBER OF      RANGE OF EXERCISE       OPTION PRICE
                     DESCRIPTION                 SHARES        PRICES PER SHARES           TOTAL
---------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1994         972,248       $0.10 to $35.75         $12,466,123
Options exercisable at December 31, 1994.        147,811       $0.10 to $26.63            $751,877
Options granted during 1995                      210,840      $17.25 to $28.00          $4,916,025
Options canceled during 1995                      55,670       $2.70 to $35.75          $1,022,317
Options exercised during 1995                     93,651       $0.10 to $10.00            $207,954
Options outstanding at December 31, 1995       1,033,767       $0.10 to $35.75         $16,151,877
Options exercisable at December 31, 1995         535,153       $0.10 to $35.75          $6,407,088
Options granted during 1996                      571,428      $16.50 to $32.50         $11,440,944
Options canceled during 1996                      66,192       $2.70 to $35.75          $1,327,063
Options exercised during 1996                     89,225       $0.80 to $27.25            $847,821
Options outstanding at December 31, 1996       1,449,778       $0.10 to $35.75         $25,417,958
Options exercisable at December 31, 1996         731,231       $0.10 to $35.75         $10,489,122
OPTIONS GRANTED DURING 1997                    2,306,971       $3.63 TO $13.38         $19,503,623
OPTIONS CANCELED DURING 1997                   1,161,512       $3.16 TO $35.75         $22,351,674
OPTIONS EXERCISED DURING 1997                     25,097       $0.80 TO $09.75             $74,092
OPTIONS OUTSTANDING AT DECEMBER 31, 1997       2,570,140       $0.10 TO $31.75         $22,495,815
OPTIONS EXERCISABLE AT DECEMBER 31, 1997         693,474       $0.10 TO $31.75          $6,647,310

On April 2, 1997, the Board of Directors approved the repricing of 807,253 outstanding incentive stock options. The options, which have been repriced, are reflected as canceled in 1997 in the above table. The replacement options, which were repriced at the market value on April 2, 1997, are reflected as 1997 option grants. Since the repriced option price equals the market price of the underlying stock on the date the repricing occurred, no compensation expense has been recognized.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") due to the fact that the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value

                          BROADBAND TECHNOLOGIES, INC.

8.  STOCK OPTION PLANS (CONTINUED)

method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

                                   1997               1996
                             --------------------------------------

   Risk free interest rate         5.50%               5.69%
   Dividends                        -                   -
   Volatility factor                .6105              .6784


The Black-Scholes option valuation model was developed for use in estimating in fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              DECEMBER 31
                                      1997                1996
                               ----------------------------------------

   Pro forma net loss              $44,284,810           $32,753,117
   Pro forma loss per share              $3.34                 $2.48

Exercise prices for options outstanding as of December 31, 1997 ranged from $0.10 to $31.75. The weighted average remaining contractual life of those options is 8.32 years. The weighted average exercisable price of outstanding options at December 31, 1997 is $9.59.

9.  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1997, the Company had reserved a total of 3,852,714 of its authorized 30,000,000 shares of common stock for future issuance. Of the total shares reserved by the Board of Directors, 350,000 shares are subject to shareholder approval at the May 19, 1998 shareholder meeting.

Outstanding stock options                                2,570,140
Outstanding warrants related to a lease line                 7,813
Outstanding warrants                                     1,225,000
Possible future issuance under 401(k) plan                  49,761
                                                  =====================
Total shares reserved                                    3,852,714
                                                  =====================

                          BROADBAND TECHNOLOGIES, INC.

10.  WARRANTS

During 1995, the Company received $7 million for six-year Warrants that entitle the purchaser of the warrants to acquire 1,000,000 shares of the Company's Common Stock for $41.75 per share.

11.  CAPITAL STOCK

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

12.  INCOME TAXES

At December 31, 1997, the Company has net operating loss carryforwards and research and development credits of $155.6 million and $3.4 million, respectively, for income tax purposes that expire in years 2003 through 2011. For financial reporting purposes, a valuation allowance of $73.1 million ($58.5 million in 1996) has been recognized to offset the deferred tax assets related to those carryforwards at December 31, 1997. When, and if, realized, the tax benefit for those items will be reflected in current operations as a reduction of income tax expense. Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 are as follows:

                          BROADBAND TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.  INCOME TAXES (CONTINUED)

                                                                   DECEMBER 31
                                                           1997                  1996
                                                   ----------------------------------------
Deferred tax liabilities:
   Tax over-book depreciation                        $            -       $        281,000
Deferred tax assets:
   Net operating loss carryforwards                      62,233,000             51,641,000
   Research and experimental credit carryforwards         3,402,000              2,852,000
   Executive compensation                                   300,000                      -
   Deposits                                               2,800,000                      -
   Book over tax depreciation                               475,000                      -
   Deferred revenue                                         412,000                909,000
   Inventory reserve                                      1,416,000              1,151,000
   Warranty reserve                                       1,976,000              2,274,000
   Other                                                     59,000                      -
                                                   ----------------------------------------
Total deferred tax assets                                73,073,225             58,827,000
Valuation allowance for deferred tax assets             (73,073,225)           (58,546,000)
Net deferred tax assets                                           -                281,000
                                                   ========================================
Net deferred taxes                                   $            -       $              -
                                                   ========================================

Based on the number of shares of common and preferred stock issued in 1992 and 1993, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of this occurrence limits the annual utilization of the net operating loss carryforwards to an amount determined by multiplying the fair market value of the Company immediately prior to the change in ownership percentage by the federal long-term tax exempt interest rate at the time of the change. As of December 31, 1997, future use of a portion of the net operating loss carryforwards are limited to approximately $27 million of taxable income per year. This limitation applies to all losses incurred through November 12, 1993 in the amount of $50.2 million, the remaining loss of $105.4 million is not currently limited.

                          BROADBAND TECHNOLOGIES, INC.

13.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan and Trust covering substantially all employees. Employees at least 21 years of age are eligible for the Plan. The Company will provide a matching contribution up to 50% of employee contributions to a maximum employee contribution of 6% of the employee's wages. In addition, the Company may make annual discretionary profit sharing contributions to the plan. The Company's contributions are subject to a five-year vesting period. Contributions are invested in one or more of eleven investment choices, including the Company's common stock, at the discretion of the employee. The Company pays the Plan expenses which totaled approximately $49,000, $24,000, and $32,000 in the years 1997, 1996 and 1995. Company contributions to the plan for 1997, 1996 and 1995 totaled approximately $503,000, $412,000, and $350,000, respectively.

14.  BUSINESS SEGMENT INFORMATION

The Company is engaged in a single business segment consisting of the development, manufacture, marketing and service of electronic equipment for the telecommunications industry. Regional Bell Operating Companies ("RBOC's") and independent telephone companies are the primary users of the Company's products. During 1996, the Company entered into an agreement with Lucent Technologies, Inc. ("Lucent"), which was granted the exclusive right to sell the Company's primary products in the United States and Canada to RBOC's and other users. Prior to 1996, the Company's sales were made directly to RBOC's. Company sales to Lucent during 1997 were 43% of total sales and 27% of the Company's accounts receivable at December 31, 1997 were due from this customer. Company sales to Lucent during 1996 were 29% of total sales and 65% of the Company's accounts receivable at December 31, 1996, were due from this customer. Direct RBOC sales as a percentage of the Company's total revenues were 15%, 51%, and 76% for the years ended December 31, 1997, 1996 and 1995 respectively. Of the 15% of sales to the RBOC's in 1997, 97% were transacted with one Regional Bell Operating Company and 21% of the Company's accounts receivable are from this customer. Of the 51% of sales to the RBOC's in 1996, 50% were transacted with one Regional Bell Operating Company and 17% of the Company's accounts receivables were due from this customer.

On February 4, 1998, the Company entered into a new agreement with Lucent which redefined the Lucent relationship. Under the agreement terms, certain penalties due by the Company to Lucent were forgiven and the Company reversed these previously recorded liabilities as of December 31, 1997. Also, deposits received under the previous agreement which were recorded as liabilities by the Company are to be applied against future performance milestones defined under the new agreement.

                          BROADBAND TECHNOLOGIES, INC.
                                QUARTERLY RESULTS
                      (In thousands, except per share data)

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

                                                  1997
                      ----------------------------------------------------------
                          FOURTH         THIRD            SECOND      FIRST

Revenue                      $2,344        $2,125           $5,233      $5,310

Gross Margin                    264           248            1,190       1,013

Net Loss                   ($6,054)     ($16,510)         ($8,795)    ($8,462)
                           ========     =========         ========    ========

Net Loss per share          ($0.45)       ($1.25)          ($0.66)     ($0.64)


                                                  1996
                      ----------------------------------------------------------
                          FOURTH         THIRD            SECOND      FIRST

Revenue                      $7,926        $5,706           $5,515      $3,997

Gross Margin                    977           393              290       (260)

Net Loss                   ($8,470)      ($8,498)         ($6,509)    ($7,541)
                           ========      ========         ========    ========

Net Loss per share          ($0.64)       ($0.64)          ($0.49)     ($0.57)
                            =======       =======          =======     =======


                                                       1995
                      ----------------------------------------------------------
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

                  None

                          BROADBAND TECHNOLOGIES, INC.



                                    PART III




ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company recently reorganized its management team. Effective February 1, 1998, John R. Hutchins, III, became the new Chairman of the Board. Salim A.L. Bhatia, a founder of the Company, departed from the Company effective January 31, 1998 and Larry McLernon, also a board member departed on January 26, 1998. On March 2, 1998, David L. McLean was appointed Vice President of Engineering from his previous role as Vice President of Technical Services for which he will also maintain responsibility. Carl A. Kammire will depart from the Company as Vice President of Engineering effective April 30,1998. (See Part I of this Report for information with respect to executive officers of the Company). Pursuant to General Instruction G(3), reference is made to the information contained under the captions "Election of Directors" and "Section 16(a) Reporting" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.

ITEM 11.      EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" (except for the information set forth under the sub caption "Report of Compensation Committee" which is not incorporated herein) in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained in the last paragraph under the caption "Election of Directors--Compensation of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.

                          BROADBAND TECHNOLOGIES, INC.





                                     PART IV




ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements are included in Part II, Item 8 of this Form 10-K.

         1.       FINANCIAL STATEMENTS

         Report of Independent Auditors.

         Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         Balance Sheets as of December 31, 1997 and 1996.

         Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1997, 1996 and 1995.

         Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to Financial Statements.

         2.       FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.


         3.    EXHIBITS

         See Exhibit Index and Exhibits attached to this report.

(B)      Reports on Form 8-K

         The Company filed a current report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998, to report the execution of several agreements with Lucent Technologies, Inc., dated as of February 4, 1998, that establish a new nonexclusive relationship which replaces the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the SDBAS joint product.

(C)      See Exhibit Index and Exhibits attached to this report.

(D)      Financial Statement Schedules.

                          BROADBAND TECHNOLOGIES, INC.


EXHIBIT INDEX AND EXHIBITS

  EXHIBIT                                                                           PAGE
   NUMBER                            DESCRIPTION                                   NUMBER
   ------                            -----------                                   ------
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

     10.9    Further Agreement and Amendment No. 2, dated November 15, 1993 to
             Volume Purchase Agreement executed February 25, 1993 between the
             Registrant and Bell Atlantic Network Services, Inc. (4)

                          BROADBAND TECHNOLOGIES, INC.

  EXHIBIT                                                                         PAGE
   NUMBER                              DESCRIPTION                               NUMBER
   ------                              -----------                               ------
     10.10   Office Lease dated February 25, 1993, between the Registrant and
             The Wachovia Real Estate Fund. (1)

     10.11   Amended and Restated 1988 Incentive Stock Option Plan (2)

     10.12   Amended and Restated 1992 Nonqualified Stock Option Plan (2)

     10.13   Directors' Stock Option Plan (2)

     10.14   1993 Flexible Benefits Plan (1)

     10.15   Amended 401 (k) Plan dated July 1, 1997 (14)                           51

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

     10.24 Employment Agreement between the Registrant and Salim A.L. Bhatia, dated as of March 5, 1997 (11)

     10.25 Employment Agreement between the Registrant and David E. Orr, dated as of March 10, 1997 (11)

     10.26   Umbrella Settlement Agreement dated as of February 4, 1998, between
             BroadBand Technologies, Inc. and Lucent Technologies, Inc. (13)
     10.27   Form of Release dated as of February 4, 1998, between BroadBand
             Technologies, Inc. and Lucent Technologies, Inc. (12)
     10.28   Form of Release dated as of February 4, 1998, between BroadBand
             Technologies, Inc. and Lucent Technologies, Inc. (12)
     10.29   Supply Agreement, dated as of February 4, 1998, between BroadBand
             Technologies, Inc. and Lucent Technologies, Inc. (13)
     10.30   Technology Transfer Agreement, dated as of February 4, 1998, between
             BroadBand Technologies, Inc. and Lucent Technologies, Inc. (13)
     10.31   Manufacturing Agreement, dated as of February 4, 1998, between
             BroadBand Technologies, Inc. and Lucent Technologies, Inc. (13)
     10.32   BBT OEM Agreement, dated as of February 4, 1998, between BroadBand
             Technologies, Inc. and Lucent Technologies, Inc. (13)
     10.33   Lucent OEM Agreement, dated as of February 4, 1998, between BroadBand
             Technologies, Inc. and Lucent Technologies, Inc. (13)
     10.34   Research and Development Agreement, dated as of February 4, 1998, between BroadBand Technologies, Inc. and Lucent Technologies, Inc.(13)
     10.35   Element Manager Software Letter Agreement, dated as of February 4,
             1998, between BroadBand Technologies, Inc. and Lucent Technologies,
             Inc. (12)

     10.36   Goldman Sachs & Co. and BroadBand Technologies, Inc. agreements,
             dated April 8, 1997. (14)                                           123

     24.1    Consent of Ernst & Young LLP. (14)                                     132
     27.0    Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the
             Security and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18
             of the Securities Exchange Act of 1934).

                          BROADBAND TECHNOLOGIES, INC.


EXHIBIT INDEX AND EXHIBITS (CONTINUED)

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

(9) (Confidential treatment was granted by the Securities and Exchange Commission on May 10, 1996)

(10) (Confidential treatment was granted by the Securities and Exchange Commission on December 12, 1996)

(11) (Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 31, 1997).

(12) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998).

(13) (Incorporated by reference to exhibit filed with Registrant's current report on Form 8-K, Commission File No. O-21766, dated March 5, 1998 Confidential treatment for certain portions of this agreement is being requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)




(14)  Attached exhibits.

                          BROADBAND TECHNOLOGIES, INC.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BroadBand Technologies, Inc.

Dated March 20, 1998                    By:   /S/ Timothy K. Oakley
                                              ---------------------
                                              Timothy K. Oakley

                                        Title:   Vice President, Chief Financial
                                                 Officer, Secretary Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                                     DATE
---------                                          -----                                     ----

/S/ David E. Orr                            President, (Principal Executive                  March 20, 1998
David E. Orr                                Officer), and Director

/S/ Timothy K. Oakley                       Vice President, (Principal Financial             March 20, 1998
Timothy K. Oakley                           Officer and Principal Accounting
                                            Officer)
/S/ Dr. John R. Hutchins, III
Dr. John R. Hutchins, III                   Chairman of the Board                            March 20, 1998

/S/ Dr. J. Richard Jones
Dr. J. Richard Jones                        Director                                         March 20, 1998

/S/ Richard P. Clark
Richard P. Clark                            Director                                         March 20, 1998

/S/ Dr. Charles T. Lee
Dr. Charles T. Lee                          Director                                         March 20, 1998