Form 10-Q
period 1998-03-31
BROADBAND TECHNOLOGIES INC /DE/
filed 1998-05-14
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x]         Quarterly Report pursuant Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1998

                                       or

      [ ]          Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                    For the Transition Period         to       .
                                               ----------------

                         Commission File Number 0-21766


                          BroadBand Technologies, Inc.



                 Delaware                                   56-1615990
      (State of Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)



4024 Stirrup Creek Drive, Durham, N.C.                         27703
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code       (919) 544-0015
                                                    -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                             Outstanding as of May 8, 1998
-------
Common Stock ($.01 par Value)                13,419,315

                          BroadBand Technologies, Inc.
                                      Index



                                                                                                PAGE NO.
                                                                                              -------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Balance Sheets
              March 31, 1998 and December 31, 1997                                                 3

          Condensed Statements of Income
              Three Months Ended March 31, 1998 and 1997                                           5

          Condensed Statements of Cash Flows
             Three Months Ended March 31, 1998 and 1997                                            6

          Notes to Condensed Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                               10

Item 3.  Legal Proceedings                                                                         15

PART II - OTHER INFORMATION


Item 5.  Other Information                                                                         16

Item 6.  Exhibits and Reports on Form 8-K                                                          21


SIGNATURE                                                                                          22

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets



PART I. FINANCIAL INFORMATION

              ITEM 1.        FINANCIAL STATEMENTS


                                                         MARCH 31,         DECEMBER 31,
                                                           1998               1997
                                                  ------------------- ------------------
                                                        (UNAUDITED)         (AUDITED)
ASSETS
Current assets:
   Cash, cash equivalents                         $      58,197,748   $     47,464,129
   Restricted cash (Note 2)                               3,000,000          3,000,000
   Short-term investments (Note 3)                       33,738,144         41,327,242
   Accounts receivable, trade                             3,552,255          2,371,133
   Inventories (net) (Note 4)                             2,744,406          3,214,361
   Prepaid expenses and other current assets              1,016,909          1,546,464
                                                  ------------------- ------------------
Total current  assets                                   102,249,462         98,923,329

Long term investments (Note 3)                            7,130,348         15,328,088

Restricted Cash (Note 2)                                  6,271,000         10,032,807

Property, plant and equipment, at cost                   26,260,288         25,925,165
Less allowance for depreciation and amortization        (17,858,636)       (16,817,060)
                                                  ------------------- ------------------
                                                          8,401,652          9,108,105

Deferred debt issuance costs
    (net of accumulated amortization) (Note 8)            2,338,412          2,525,287
                                                  ------------------  -----------------
Total assets                                      $     126,390,874   $    135,917,616
                                                  ==================  =================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets




                                                                  MARCH 31,              DECEMBER 31,
                                                                     1998                    1997
                                                             --------------------  ------------------------
                                                                 (UNAUDITED)              (AUDITED)

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

   Accounts payable and accrued expenses                        $      9,485,879        $      8,543,812

   Accrued warranty reserve                                            4,534,517               4,940,427

   Deposits                                                            3,263,146               3,263,134

   Deferred revenue                                                    1,750,000               1,031,000
                                                             --------------------- -------------------------
Total current liabilities                                        $    19,033,542         $    17,778,373


Long Term:
    Deferred Revenue                                                  13,000,000              13,000,000
    Convertible Debt (Note 8)                                        115,000,000             115,000,000
    Deferred Compensation (Note 2)                                       800,000                 600,000

Stockholders' (deficit) equity:
    Series A preferred stock, $.01 par value; 100,000 shares
      authorized; no shares issued and outstanding
    Convertible preferred stock, $.01 par value; 7,500,000
      shares authorized; no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized;
      13,409,796 shares issued and outstanding at March 31, 1998 and 13,380,243 issued an outstanding as of December 31, 1997
                                                                         134,098                 133,802

   Additional paid-in capital                                        163,326,216             163,285,281
   Deferred Compensation (Note 2)                                       (800,000)               (850,000)
   Accumulated deficit                                              (184,102,982)           (173,029,840)
                                                                    -------------           -------------
Total stockholders' (deficit) equity                                 (21,442,668)            (10,460,757)
                                                                  --------------         ----------------
Total liabilities and stockholders'(deficit) equity               $  126,390,874         $   135,917,616
                                                                  ==============         ================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                         Condensed Statements of Income
                                   (Unaudited)







                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    1998                      1997

Net sales                                                       $    2,507,223             $    5,309,815

Cost and expenses:
   Cost of sales                                                     2,188,014                  4,297,089
   Research and development                                          6,252,950                  6,199,240
   Performance fees                                                          0                    300,000
   Selling, general and administrative expenses                      5,409,899                  2,819,947
                                                                    13,850,863                 13,616,276
Loss from operations                                               (11,343,640)                (8,306,461)

Interest income                                                      1,875,150                  1,449,073
Interest expense                                                    (1,604,653)                (1,604,745)
Loss before income taxes                                           (11,073,143)                (8,462,133)

Income taxes                                                                 0                          0
Net Loss                                                        $  (11,073,143)             $  (8,462,133)

Net loss per share (Note 5)                                     $         (.83)             $        (.64)
                                                           ========================   ======================
Average number of shares and equivalents                            13,390,012                 13,253,244
                                                           ========================   ======================








SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)







                                                                          THREE MONTHS ENDED MARCH 31,
                                                                              1998                    1997
                                                                              ----                    ----


OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                  $    (8,523,802)       $      4,186,019

INVESTING ACTIVITIES
   Acquisitions of furniture, fixtures, and equipment                       (335,892)             (1,264,448)
   Disposal of furniture, fixtures, and equipment                                218                  42,115
   Net increase in investments                                            15,786,838               4,962,741
                                                                          ----------               ---------
Net cash provided by investing activities                                 15,451,164               3,740,408

FINANCING ACTIVITIES
   Issuance of common stock                                                   44,450                  66,788
   Decrease in restricted cash                                             3,761,807                       0
   Principal repayments on capital lease obligation                                0                 (18,909)
                                                                      --------------          --------------
Net cash provided by financing activities                                  3,806,257                  47,879
                                                                           ---------                  ------
Increase in cash and cash equivalents                                     10,733,619               7,974,306
Cash and cash equivalents at beginning of period                          47,464,129             107,221,929
                                                                      --------------          --------------
Cash and cash equivalents at end of period                            $   58,197,748          $  115,196,235
                                                                      ==============          ==============








SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 1998


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1997 included in the Company's Form 10-K submission.

2.   EMPLOYMENT AGREEMENT AND RESTRICTED CASH

      The Company has outstanding stand-by letters of credit in the amount of $3,000,000 at March 31, 1998. This letter of credit is collaterized by restricted cash of the same amount.

     The Company has restricted cash of $4 million associated with executive compensation for the President and CEO, David E. Orr, who joined the Company on April 1, 1997. Compensation expense of $4 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company. Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1 million. Upon issuance of this stock, deferred compensation equivalent to the market value at the date of grant, $1 million, has been charged to shareholders' equity and is being amortized as compensation expense over the employment period of five years.

     During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of up to 10% or 1.3 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions, and additional factors. In the event that the Company's stock price falls below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. Given a stock price of $7.75 at March 31, 1998, the Company has restricted cash in the amount of $2,271,000 in connection with this agreement. This amount will fluctuate based upon the market value of the stock. If at April 17, 1999, the market value of the stock is below $9.11 ("strike price"), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

3.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, United States Treasury Obligations, and commercial paper.

     INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At March 31, 1998, the Company had no investments that qualified as trading or available for sale.

     At March 31, 1998, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

     The following is a summary of cash and cash equivalents and both short and long-term investments by balance sheet classification for March 31, 1998 and December 31, 1997:

                                                                    MARCH 31,              DECEMBER 31,
                                                                      1998                     1997
                                                                      ----                     ----

         Cash and cash equivalents:
             Demand deposit accounts                          $   21,212,348              $   11,090,313
             Commercial paper                                     19,273,645                  17,225,114
             U.S. Treasury Obligations                            17,711,755                  19,148,702
                                                               --------------              -------------
                                                              $   58,197,748              $   47,464,129
                                                               ==============              =============

         Short-term investments:
             Certificate of Deposit                                        0              $     2,505,293
             Commercial paper                                 $   33,738,144                   34,800,200
             U.S. Treasury Obligations                                     0                    4,021,749
                                                               --------------              --------------

                                                              $   33,738,144              $    41,327,242
                                                               ===============             ==============

         Long-term investments:
             Commercial paper                                 $     5,008,149             $   13,296,211
             U.S. Treasury Obligations                              2,122,199                  2,031,877
                                                               --------------              -------------
                                                              $     7,130,348             $   15,328,088
                                                               ==============              =============

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements



     The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of March 31, 1998.

4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:



                                                                      MARCH 31,              DECEMBER 31,
                                                                         1998                    1997
                                                                      ---------              ------------

        Electronic parts and other components                   $        3,756,937         $      3,882,876
        Work In Process                                                    117,241                  626,008

        Finished goods                                                   2,587,713                2,245,958
                                                                 -----------------          ---------------
                                                                         6,461,891                6,754,842
        Inventory Reserve                                               (3,717,485)              (3,540,481)
                                                                 -----------------          ---------------
                                                                $        2,744,406         $      3,214,361
                                                                 =================          ===============



5.   NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, a basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously expected fully dilutive earnings per share. All loss per share amounts for all periods have been presented to conform to SFAS 128. Due to the net losses for each of the periods presented, potential common shares are considered antidilutive and therefore did not require restatement of prior periods.

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

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

PATENT LITIGATION SETTLEMENT

On April 29, 1998, the Company, Next Level Communications, L.P. and General Instrument Corporation announced that they had ended their patent litigation. In March 1997, the Company filed a complaint in the federal district court in North Carolina against General Instrument while Next Level filed a complaint the next day against the Company in the federal district court in California. Both complaints involved patent and patent infringement issues. As part of the settlement, both complaints were dismissed with prejudice.

As part of the settlement, Next Level agreed to pay the Company $5 million, and the Company and Next Level have entered into a perpetual cross license of patents applied for or issued currently or during the next five years. General Instrument also agreed to grant the Company a covenant not to sue on all General Instrument patents applied for, or issued currently or over the next five years. (See Item 3. Legal Proceedings)

NEW BUSINESS STRATEGY

On February 5, 1998, the Company announced a new three part business strategy to leverage its core loop electronics and broadband competencies in local loop infrastructure and improve the Company's financial position. The strategy includes agreements with Lucent and the FSAN effort described below. The final initiative of the Company's strategy is a plan to introduce a digital loop carrier access product into the rapidly growing, $2 billion loop access market which is driven by demand for new phone lines created by increasing volumes of Internet and data traffic. Failure to implement any one or more of the parts of the business strategy would have a material adverse effect on the Company.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

NEW LUCENT RELATIONSHIP

On February 4, 1998, the Company entered into several agreements with Lucent Technologies, Inc. ("Lucent") that establish a new nonexclusive relationship which replaces the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the SDBAS joint product. The terms of these agreements are summarized in greater detail in a Form 8-K filed by the Company dated March 5, 1998.

COMPANY IS IN DISCUSSIONS WITH GLOBAL TELECOMMUNICATIONS EQUIPMENT SUPPLIER FOR GLOBAL ACCESS DEVELOPMENT

The Company is in discussions with an international telecommunications equipment supplier to develop a global access product that meets an emerging global access standard known as FSAN, Full Service Access Network. The FSAN consortium is developing the global standard and the group consists of 12 international and domestic telephone companies representing over 310 million access lines and 11 leading international telecommunications equipment providers. The FSAN architecture is a high bandwidth, asynchronous transfer mode, xDSL and passive optical network similar to the international version of the FLX-2500 architecture, the iFLX. The Company's management believes that the iFLX can be positioned to evolve to meet the FSAN standard if the Company finds a partner to fund further development. There can be no assurance that current discussions will lead to an agreement for a partner to fund development.

MANAGEMENT CHANGES

The Company continues to reorganize its management team. Timothy K. Oakley, Chief Financial Officer of the Company, resigned from the Company effective April 18, 1998. On April 18, 1998, Dale C. Kirkland, formerly the Company's Director of Business Planning and Investor Relations, was appointed Interim Chief Financial Officer until a permanent CFO is appointed. Effective April 27, 1998, Alan E. Negrin accepted an offer to join the Company's Board of Directors. Mr. Negrin has over 30 years of related industry experience and is a Telecommunications Industry Consultant and formerly served as President and CEO of E/O Networks, and Vice President and General Manager for DSC Communications Corporation. In connection with the Company's decision to discontinue the active direct marketing of its FLX-2500 (See Net Sales and Net Loss), James L. Chitkowski, Vice President of Sales and Marketing departed the Company effective May 8, 1998. (See "Executive Officers of Registrant" following Item 4 of the Company's 1997 10-K for a description of the foregoing and other recent management changes).

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES AND NET LOSS

Net sales for the first quarter of 1998 were $2.5 million, compared to $5.3 million for the same period in 1997. Sales for the quarter included the Company's Second-Generation platform, related software and fees from Lucent Technologies. Sales for the first quarter of 1998 were composed of fees from Lucent for element manager fees and $1.4 million from sales of the Company's Second-Generation platform and related software. In 1997, sales were primarily composed of sales from the Company's Second-Generation platform and related software plus some shipments of the Company's First Generation product. The net loss for the quarter was $11.1 million or $.83 per share, compared with $8.5 million or $.64 per share for the same period in 1997. Net losses resulted from a number of factors, including reduced sales volume of the Company's Second-Generation platform, continued investment in product development and expenses associated with the Company's patent litigation and other matters. Sales of the Company's FLX-2500 product in the U.S. are substantially dependent on sales of Lucent's Switched Digital Broadband Access System (SDBAS) product. Lucent's new AnyMedia product will provide Lucent's customers with an alternative to SDBAS. The Company expects sales in the U.S. of the FLX-2500 (the Company's part of SDBAS) to continue to be materially adversely affected due to the announcement of AnyMedia, the competitiveness of the SDBAS product, the long evaluation and implementation process typical of major communications infrastructure changes, and regulatory uncertainties. In light of the foregoing, the Company has ceased devoting resources to actively market its Second-Generation product. As part of the Company's recently announced business strategy, the Company is engaged in development of a new digital loop carrier product that should decrease the Company's dependence on Lucent for U.S. sales upon the product's completion which is currently expected in late 1999-to-early 2000. The Company's sales during the development period of its new digital loop carrier product are likely to be substantially composed of fees from Lucent for AnyMedia development and contract manufacturing fees. In the second quarter, the Company expects to show a reduction in net losses as a result of receipt of $5 million in its recently announced patent litigation settlement. If the Company is able to conclude an agreement for an international alliance to develop FSAN products, the Company expects further reductions in net losses to occur in the second or third quarter. Such reductions in the second or third quarter are expected by the Company to be offset in part by restructuring charges related to the implementation of the Company's new business strategy. There can be no assurance as to the Company's ability to conclude an agreement for an alliance to develop FSAN products. See "Recent Developments".

COST OF SALES

Cost of sales for the three months ending March 31, 1998, was $2.2 million compared to $4.3 million for the same period in 1997. The gross margin resulting from the cost of sales as a percent of net sales for the first quarter of 1998 was a positive 12.7% compared to a positive 19.1% for the same period of 1997. The decreased gross margin for the period is a result of a change in the revenue mix and less

                          BroadBand Technologies, Inc.

                   Notes to Condensed Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)
revenue to absorb manufacturing overhead compared to the prior year. The Company expects that price competition will have an adverse impact on the Company's margins. There can be no assurance that the Company can meet product modification requests, customers feature requests, or customers' business cases. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses for the three months ended March 31, 1998 were approximately $6.3 million compared to $6.2 million for the same period in 1997. Research and development expenses during the first quarter of 1998 were composed of the development of the hardware and software for its Second Generation platform and enhancements, support for its First Generation platform, as well as development of the Company's new digital loop carrier product. The Company expects its research and development expenses to decline in future periods as part of its recently announced business strategy. However, continued engineering salary pressure in the market place could make development more expensive.

PERFORMANCE FEES

Delays by Lucent and the Company in delivering the SDBAS product to Bell Atlantic caused the Company to pay approximately $1 million of performance fees in 1997, of which $.3 million were recognized in the first quarter of 1997. An additional $5 million of performance fees were reserved in the third quarter of 1997 and subsequently released in the fourth quarter of 1997 as a result of the Company's new agreement with Lucent, which redefined their relationship. Under the agreement terms, the $5 million of penalties accrued in the third quarter of 1997 were forgiven and the Company reversed these liabilities in the fourth quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ending March 31, 1998 were approximately $5.4 million compared to $2.8 million for the same period in 1997. These expenses include support of field service, sales and marketing resources, legal expenses, executive severance costs as well as administrative requirements. It is expected that selling, general and administrative expenses will decrease in future periods due to reduced direct sales activity by the Company of SDBAS as part of the Company's new agreement with Lucent and reduced legal fees resulting from the settlement in the second quarter of the Company's patent infringement lawsuit against Next Level Communications, L.P. and General Instrument Corporation (See Item 2 Recent Developments and Item 3 Legal Proceedings)

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income (expense) consists primarily of interest income and interest expense. Net other income (expense) for the three month period ended March 31, 1998 was approximately $.3 million in income compared to expense of $.2 million for the same period in 1997. Interest income is the result of investing activities of the cash balance available during the period. The increase in interest income for the period ended March 31, 1998 compared to the same period last year was the result of higher yields from the proceeds of the May 1996 bond offering. The Company expects interest (expense) to begin to exceed interest income in future periods as the Company continues to invest its cash resources in the marketing and development of its own digital loop carrier product.

LIQUIDITY AND CAPITAL RESOURCES

The ending cash and cash equivalents, restricted cash, and short and long-term investment balances on March 31, 1998, were $108.3 million compared to a balance of $117.2 million at December 31, 1997. The decrease was primarily due to ongoing operating activities. Of the total cash balance, $4 million is restricted pursuant to an executive employment agreement and $2.3 million is restricted as part of the Company's stock repurchase program. The Company also has an outstanding stand-by letter of credit in the amount of $3 million, which is collateralized by restricted cash of the same amount.

The Company has restricted cash of $4 million associated with executive compensation for its President and CEO, David Orr, who joined the Company on April 1, 1997. Compensation expense of $4 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company.

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of up to 10% or
1.3 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions and additional factors. Whenever the Company's stock price is below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. The Company had restricted cash in the amount of $6 million at December 31, 1997 and $2.3 million at March 31, 1998, based upon a market value of the stock of $4.12 and $7.75 per share, respectively, in connection with this agreement. If at April 17, 1999 or such earlier date as the Company chooses, the market value of the stock is below $9.11 (strike price), the Company would be

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

Management expects that cash and cash equivalents at March 31, 1998 and cash generated from fees and the sale of the Company's products will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

OTHER FINANCIAL INFORMATION

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to March 31, 1999. The aggregate sales price of orders received and included in backlog was approximately $1.0 million at March 31, 1998. The Company believes that the orders included in the backlog are firm orders that will be shipped prior to March 31, 1999. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.


ITEM 3.  LEGAL PROCEEDINGS

On March 18, 1997, the Company commenced a legal action against General Instrument Corp. in the U.S. District Court for the Eastern District of North Carolina (BroadBand Technologies, Inc. vs. General Instrument Corp. and General Instrument Corporation of Delaware, Civil Action No. 5-97-CV-173-BR(2) for infringement of the Company's United States Patent No. 5,457,560 the ("560 patent"). The Complaint alleges, among other things, that General Instrument had made, tested and used a broadband access system that infringes the 560 Patent (the "Infringing System"), had offered the Infringing System for sale, had contracted to sell the Infringing System to NYNEX, and had induced others to infringe the 560 patent. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 3.  LEGAL PROCEEDINGS (CONTINUED)

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

On April 29, 1998, the Company, Next Level Communications, L.P. and General Instrument Corporation announced that they had ended their patent litigation. As part of the settlement, both complaints were dismissed with prejudice.

As part of the settlement, Next Level agreed to pay the Company $5 million and the Company and Next Level have entered into a perpetual cross license of patents applied for, issued currently or issued during the next five years. General Instrument also agreed to grant the Company a covenant not to sue on all General Instrument patents applied for, currently issued or issued during the next five years.

The Company has invested substantial amounts in developing its technology and intends to continue to protect its intellectual property in a manner that maximizes its business opportunity.


PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Such statements include communications about the Company's prior and new relationships with Lucent, the Company's FLX-1100 and FLX-2500 products and Lucent's DLC with which the FLX-2500 is paired, a new digital loop carrier product the Company plans to develop, migration of the FLX-2500 to FSAN and discussions with a potential corporate partner, the expected action of customers, corporate partners, and competitors, and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. These risks include, but are not limited to the following:

Although management believes the relationship with Lucent offers certain opportunities to the Company, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the Company and Lucent relating to SDBAS arising out of the November 1995 exclusive agreement did not meet the Company's expectations and resulted in substantially lower than expected sales volume. There can be no assurances the new relationship with Lucent will not fail to meet the

                        BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 5.    OTHER INFORMATION

RISK FACTORS (CONTINUED)

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

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Accordingly, except for development, contract manufacturing, element manager system fees and potential OEM revenues from the new agreements with Lucent, the Company anticipates low product sales volume until its new digital loop carrier products are introduced into the market in the next 18 to 24 months. (See Net Sales and Net Losses)

To be competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its current products and future products, including the new digital loop carrier product the Company is planning to develop, as well as upgrades to the Company's products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. Development efforts are at the end of the planning stage and many challenges exist to successful development. In particular, the Company will need to attract additional engineers who have hardware experience in digital loop carrier products. The Company will also be managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing initiatives. There can be no assurance the Company will be successful in such effort.

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

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 5.    OTHER INFORMATION (CONTINUED)

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

Sales of the joint BroadBand/Lucent SDBAS product in the United States and Canada are substantially dependent on the competitiveness of Lucent's product capability. Under its new agreement with Lucent, the Company has no active distribution role and is totally dependent upon Lucent for the sales and marketing of the SDBAS product in the United States and Canada. Lucent has no obligation to actively market its SDBAS product and is foregoing SDBAS marketing so that resources can be allocated to Lucent's new AnyMedia products. If customers require the Company to produce small volumes of its current FLX-2500 product or to upgrade its current FLX-2500 product without placing large volume orders, the Company may incur expenses substantially in excess of revenues generated. The Company's current contracts with Lucent are forward priced requiring the Company to deliver its FLX-2500 products at prices, and to invest to upgrade its product, such that sales of the FLX-2500 products will be profitable only at high volumes.

Other than the manufacturing agreement, the new contracts with Lucent contain no minimum volume purchase commitment and regulatory/market factors make it unlikely that high volume demand will develop in the near term. In addition, although the Company will not be required to market its planned digital loop carrier product through Lucent, successful marketing of the Company's planned digital loop carrier product may be impacted in part by market acceptance of Lucent's AnyMedia product.

As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment, or until small volumes of new products are adequately field tested. Recent announcements by Lucent Technologies of its new digital loop carrier product, AnyMedia, are currently having this effect. The Company expects their adverse affect on sales of its FLX-2500 product to continue or to increase. (See Net Sales and Net Losses)

In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend contributes to the variability of the Company's results and is expected to intensify, accelerated by merger activity among the Company's major customers and network operators. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)

resources and in general, require investments, which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays and potential penalties for non-performance. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies, which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts, which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one-quarter.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $184 million as of March 31, 1998, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due in May 2001 would have a material adverse effect on the Company. If the Company's new business strategy fails to generate the expectation of sufficient revenues, or if expenses are greater than expected, the Company will require additional financing to repay its debt. There can be no assurance additional financing will be available to the Company.

Currently, the sales of the Company's current products are substantially dependent upon two of Lucent's primary customers in North America, which if lost would deprive the Company of substantially all its SDBAS revenue. These customers are subject to substantial government regulation, which could affect their ability and desire to utilize the products of the Company. It is expected that these customers are likely not to purchase material quantities of the Company's current FLX-2500 product. As fewer large potential customers dominate the Company's market, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding its sales, growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts, which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction.

The Company relies upon technology developed by third party suppliers to provide key product enabling capability that allows the marketability of the Company's broadband product to service providers with longer, older and more complex copper "drop" cable networks. There can be no assurance that the Company can obtain such technology from its suppliers, which would have a

                        BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)

material adverse affect on the Company's business and results from operations. If the "drop" technology is not available from third parties, the Company has internal resources and expertise that may be able to provide the necessary required technology. However, internal development would further delay product's availability.

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

                        BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits -- none
           b)   Reports on Form 8-K
                o   Form 8-K dated March 5, 1998
                    On February 4, 1998, the Company entered into several agreements with Lucent Technologies, Inc. which established a new nonexclusive relationship, that replaces the exclusive relationship between the Company and Lucent Technologies entered into in 1995 with respect to the SDBAS joint product.

                          BroadBand Technologies, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


May 13, 1998                                    /S/  David E. Orr
                                               ------------------
                                                     David E. Orr
                                                     President and
                                                     Chief Executive Officer