Form 10-Q
period 1998-06-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1998-08-13
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x]         Quarterly Report pursuant Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended June 30, 1998
                                    or

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


                   Yes ___X___        No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                         Outstanding as of August 7, 1998
Common Stock ($.01 par Value)                               13,425,506

                          BroadBand Technologies, Inc.
                                      Index



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

       Condensed  Balance Sheets
       June 30, 1998 and December 31, 1997                                   3

       Condensed  Statements of Operations
       Three Months Ended June 30, 1998 and 1997                             5

       Condensed  Statements of Operations
       Six Months Ended June 30, 1998 and 1997                               6

       Condensed  Statements of Cash Flows
       Six Months Ended June 30, 1998 and 1997                               7

       Notes to  Condensed Financial Statements                              8

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   11

Item 3.  Legal Proceedings                                                   17

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    25


SIGNATURE                                                                    26

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets


PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                                                 JUNE 30,      DECEMBER 31,
                                                   1998            1997
                                              -------------- ----------------
                                               (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
  Cash, cash equivalents                       $ 72,442,376     $47,464,129
  Restricted cash (Note 2)                        3,000,000       3,000,000
  Short-term investments (Note 3)                24,347,215      41,327,242
  Accounts receivable, trade, less
   allowances $145,488 in 1998 and $0 in 1997     4,098,237       2,371,133
  Inventories (net)  (Note 4)                     2,041,246       3,214,361
  Prepaid expenses and other current assets       1,832,247       1,546,464
                                                  ---------       ---------
Total current  assets                           107,761,321      98,923,329

Long term investments (Note 3)                    8,361,763      15,328,088


Restricted Cash (Note 2)                         10,062,903      10,032,807


Furniture, fixtures, and equipment, at cost      21,112,347      25,925,165
Less allowance for depreciation and
  amortization                                  (14,713,757)    (16,817,060)
                                                -----------     -----------
                                                  6,398,590       9,108,105

Long-term receivables                             2,000,000               0

Deferred debt  issuance  costs
 (net of accumulated amortization) (Note 8)       2,151,537       2,525,287
                                                  ---------       ---------

Total assets                                   $136,736,114    $135,917,616
                                               ============    ============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets




                                             JUNE 30,      DECEMBER 31,
                                               1998            1997
                                           ------------  ----------------
                                           (UNAUDITED)      (AUDITED)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses      $ 9,325,375   $   8,543,812
  Accrued warranty reserve                     4,135,041       4,940,427
  Deposits                                     3,262,006       3,263,134
  Deferred revenue                             4,944,444       1,031,000
                                           ------------- -----------------
Total current liabilities                     21,666,866      17,778,373

Long Term:
    Deferred Revenue                          13,000,000      13,000,000
    Convertible Debt (Note 8)                115,000,000     115,000,000
    Deferred Compensation (Note 2)             1,000,000         600,000
                                           ------------- -----------------
Total Long Term Liabilities                  129,000,000     128,600,000

Stockholders' (deficit):
Series A preferred stock, $.01 par
    value; 100,000 shares authorized; no
    shares issued and outstanding                      -               -
Convertible preferred stock, $.01
    par value; 7,500,000 shares
    authorized; no shares issued and
    outstanding                                        -               -
Common stock, $.01 par value; 30,000,000
  shares authorized; 13,420,805 shares
  issued and outstanding at June 30, 1998
  and 13,380,243 issued an outstanding
  as of December 31, 1997                        134,208         133,802

  Additional paid-in capital                 163,384,189     163,285,281
  Deferred Compensation (Note 2)                (750,000)       (850,000)
  Accumulated deficit                       (176,699,149)   (173,029,840)
                                            -------------   -------------
Total stockholders' (deficit)                (13,930,752)    (10,460,757)
                                            -------------   -------------
Total liabilities and
    stockholders'(deficit)                 $ 136,736,114 $   135,917,616
                                             =========== ===============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                           THREE MONTHS ENDED JUNE 30,
                                                             1998              1997
                                                          --------          --------

Product sales and contract revenue                      $   2,806,544       $  5,232,785
Technology transfer & license agreement (Note 9)           17,000,000                  0
                                                           ----------       ------------
Total revenue                                              19,806,544          5,232,785

Cost and expenses:
Cost of sales                                               2,101,620          4,042,482
Research and development                                    4,759,291          6,527,239
Performance fees                                                    0            700,000
Restructuring costs                                         2,577,678                  0
Selling, general and administrative expenses                4,386,634          3,214,822
                                                           ----------       ------------
                                                           13,825,223         14,484,543
                                                           ----------       ------------

Income (Loss) from operations                               5,981,321         (9,251,758)

Interest income                                             2,390,528          2,076,273
Interest expense                                           (1,618,223)        (1,619,314)
Other income                                                  650,207                  0
                                                           ----------       ------------


Income (Loss) before income taxes                           7,403,833         (8,794,799)
Income taxes                                                        0                  0
                                                           ----------       ------------
Net Income (Loss)                                         $ 7,403,833       $ (8,794,799)
                                                          ==============   ==============

Net income (loss) per share (Note 5)                      $       .55       $       (.66)
                                                          ==============   ==============

Average number of shares and equivalents                    13,416,507        13,262,168
                                                          ==============   ==============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)





                                                               SIX MONTHS ENDED JUNE 30,
                                                                 1998              1997
                                                             ---------------  ---------------

                                                            $                 $
Product sales and contract revenue                              5,313,767        10,542,600
Technology transfer & license agreement (Note 9)               17,000,000                 0
                                                             ---------------  ---------------
Total revenue                                                  22,313,767        10,542,600

Cost and expenses:
  Cost of sales                                                 4,289,634         8,339,571
  Research and development                                     11,012,241        12,726,479
  Performance fees                                                      0         1,000,000
  Restructuring costs                                           2,577,678                 0
  Selling, general and administrative expenses                  9,796,533         6,034,769
                                                             ---------------  ---------------
                                                               27,676,086        28,100,819
                                                             ---------------  ---------------

Loss from operations                                           (5,362,319)      (17,558,219)

Interest income                                                 4,265,678         3,525,346
Interest expense                                               (3,222,876)       (3,224,059)
Other income                                                      650,207                 0
                                                             ---------------  ---------------

Loss before income taxes                                       (3,669,310)      (17,256,932)
Income taxes                                                            0                 0
                                                             ---------------  ---------------
Net Loss                                                     $ (3,669,310)     $(17,256,932)
                                                             ===============  ===============
Net Loss per share (Note 5)                                  $     ( 0.27)     $      (1.30)
                                                             ===============  ===============
Average number of shares and equivalents                       13,403,496         3,256,164
                                                             ===============  ===============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                                                     SIX MONTHS ENDED JUNE 30,
                                                                       1998            1997
                                                                 ---------------  ---------------

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                 $ 1,669,425    $ (5,539,609)

INVESTING ACTIVITIES
  Acquisitions of furniture, fixtures, and equipment                   (706,748)     (2,767,548)
  Disposal of furniture, fixtures, and equipment                              0          68,279
  Net decrease in investments                                        23,946,352       1,500,039
                                                                 ---------------  ---------------
Net cash provided by (used in) investing activities                  23,239,604      (1,199,230)

FINANCING ACTIVITIES
  Issuance of common stock                                               99,314         137,050
  Increase in restricted cash                                           (30,096)     (3,548,957)
  Principal repayments on capital lease obligation                            0         (25,044)
                                                                 ---------------  ---------------
Net cash provided by (used in) financing activities                      69,218      (3,436,951)
                                                                 ---------------  ---------------
Increase/(decrease) in cash and cash equivalents                     24,978,247     (10,175,790)
Cash and cash equivalents at beginning of period                     47,464,129     107,221,929
                                                                 ---------------  ---------------
Cash and cash equivalents at end of period                        $  72,442,376    $ 97,046,139
                                                                 ===============  ===============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1998


1. BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1997 included in the Company's Form 10-K submission.

2. EMPLOYMENT AGREEMENT AND RESTRICTED CASH

   The Company has an outstanding stand-by letter of credit in the amount of $3,000,000 at June 30, 1998. This letter of credit is collaterized by restricted cash of the same amount.

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

   During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of up to 10% or 1.3 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions, and additional factors. In the event that the Company's stock price falls below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. Given a stock price of $4.12 at June 30, 1998, the Company has restricted cash in the amount of $6,062,903 in connection with this agreement. This amount will fluctuate based upon the market value of the stock. If at April 15, 1999, the market value of the stock is below $9.11 ("strike price"), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

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

   INVESTMENTS IN DEBT SECURITIES

   Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At June 30, 1998, the Company had no investments that qualified as trading or available for sale.

   At June 30, 1998, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

   The following is a summary of cash and cash equivalents and both short and long-term investments by balance sheet classification for June 30, 1998 and December 31, 1997:

                                              JUNE 30,      DECEMBER 31,
                                                1998            1997
                                            -----------      -----------

       Cash and cash equivalents:
           Demand deposit accounts           $25,017,482      $11,090,313
           Commercial paper                   28,175,695       17,225,114
           U.S. Treasury Obligations          19,249,199       19,148,702
                                           --------------- ----------------
                                             $72,442,376      $47,464,129
                                           =============== ================
       Short-term investments:
           Certificate of Deposit            $72,577,332      $ 2,505,293
           Commercial paper                   19,585,664       34,800,200
           U.S. Treasury Obligations           2,184,219        4,021,749
                                           --------------- ----------------
                                             $24,347,215      $41,327,242
                                           =============== ================

       Long-term investments:
           Commercial paper                  $ 8,361,763      $13,296,211
           U.S. Treasury Obligations                   0        2,031,877
                                           --------------- ----------------
                                             $ 8,361,763      $15,328,088
                                           =============== ================

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


   The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of June 30, 1998.

4. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:

                                               JUNE 30,       DECEMBER 31,
                                                 1998             1997
                                            ---------------  ---------------

      Electronic parts and other components    3,518,251        3,882,876
      Work In Process                            351,927          626,008
      Finished goods                           1,920,468        2,245,958
                                            ---------------- ---------------
                                               5,790,646        6,754,842
      Inventory Reserve                       (3,749,400)      (3,540,481)
                                            ---------------- ---------------
                                             $ 2,041,246      $ 3,214,361
                                            ---------------- ---------------


5. NET LOSS PER SHARE

   In 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, a basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously expected fully dilutive earnings per share. All loss per share amounts for all periods have been presented to conform to SFAS 128. Due to the cumulative net losses for the periods presented, potential common shares are considered antidilutive and therefore did not require restatement of prior periods.

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

9. RECENT DEVELOPMENTS

   As more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company recognized one-time revenue of $12.0 million in connection with the transfer of technology associated with the Alliance Agreement with Bosch Telecom GbH and Bosch Telecom, Inc. and $5.0 million of revenue for the license agreement associated with the settlement of patent litigation with Next Level Communications.


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

On February 5, 1998, the Company announced a new three part business strategy to leverage its core loop electronics and broadband competencies in local loop infrastructure and improve the Company's

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements



financial position. The strategy includes agreements with Lucent and the strategic alliance with Bosch Telecom under which the companies will evolve BroadBands' iFLX platform to meet the Full Service Access Network (FSAN) standard described below. The final initiative of the Company's strategy is a plan to introduce a digital loop carrier access product into the rapidly growing, $2 billion loop access market which is driven by demand for new phone lines created by increasing volumes of Internet and data traffic. Failure to implement any one or more of the parts of the business strategy would have a material adverse effect on the Company.

NEW LUCENT RELATIONSHIP

On February 4, 1998, the Company entered into several agreements with Lucent Technologies, Inc. ("Lucent") that establish a new nonexclusive relationship which replaces the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the SDBAS joint product. The terms of these agreements are summarized in greater detail in a Form 8-K filed by the Company dated March 5, 1998. One of the agreements, a Research and Development Agreement (the "R&D Agreement") was for BBT to develop products for Lucent's new AnyMedia digital loop carrier product. On July 23, 1998, BBT and Lucent identified and agreed to specific development projects under the R&D Agreement, worth approximately $15 million out of the total $21 million.

BOSCH RELATIONSHIP

On May 18, 1998, the Company entered into an Alliance Agreement with Bosch Telecom GmbH and Bosch Telecom, Inc. (collectively "Bosch"). On June 8, 1998, BBT and Bosch closed the transactions contemplated by the Alliance Agreement. The terms of the Company's agreements with Bosch are summarized in a Form 8-K filed by the Company dated June 25, 1998.

MANAGEMENT CHANGES

The Company continues to reorganize its management team. On July 20, 1998, John
T. Autrey and Kay M. Burgess, partners of Tatum CFO Partners, LLP, were appointed Interim Chief Financial Officers until a permanent CFO is appointed. Effective April 27, 1998, Alan E. Negrin accepted an offer to join the Company's Board of Directors. Mr. Negrin has over 30 years of related industry experience and is a Telecommunications Industry Consultant and formerly served as President and CEO of E/O Networks, and Vice President and General Manager for DSC Communications Corporation.

NASDAQ LISTING

NASDAQ has notified the Company that it intends to review the Company's eligibility for continued listing on NASDAQ in light of declines in the market price of the Company's Common Stock and has requested the Company to file a plan for meeting the listing standards. The Company intends to take all reasonable measures to preserve its NASDAQ listing, but there can be no assurance of success due to the limited ability of the Company to control the market price of it securities. See Item 5 "Other Information - Risk Factors" for further discussion of the Company's NASDAQ listing.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements

NET REVENUE AND NET LOSS

HISTORICAL

Total Revenues for the second quarter of 1998 were $19.8 million, compared to $5.2 million for the same period in 1997. Net revenues for the first six months of 1998 were $22.3 million compared to $10.5 million for the same period in 1997. Total revenues for the second quarter of 1998 include $12 million of revenue associated with the transfer of technology resulting from the closing of BroadBand's new alliance with Bosch and $5 million of revenue for the license agreement associated with the settlement of the patent litigation with Next Level Communications. Product Sales and Contract Revenue from the Company's second-generation platform and related software plus some shipments of the Company's first-generation product were $2.8 million for the second quarter and $5.3 million for the first six months of 1998. (See "Recent Developments - Patent Litigation Settlement" and "Recent Developments - Bosch Relationship.") In 1997, net revenues were primarily composed of Product Sales and Contract Revenue from the Company's Second-Generation platform and related software plus some shipments of the Company's First Generation product.

Other income of $0.7 million is a gain on the sale of equipment resulting from Bosch strategic alliance. The $2.6 million restructuring expense is related to the implementation of the Company's new strategy and includes charges for write-off of obsolete inventory, test and lab equipment, and computer equipment, as well as employee transfer and severance expenses. (See "Recent Developments New Business Strategy", Other Income (Expense) and Restructuring Costs).

As a result of the foregoing one-time revenue, other income, and restructuring charge during the second quarter of 1998, the Company posted its first profitable quarter with net income of $7.4 million, or $.55 per share, during the second quarter. The net loss for the first six months of 1998 was $3.7 million, or $.27 per share. The Company had a net loss of $8.8 million, or $.66 per share, for the second quarter of 1997 and a net loss $17.3 million, or $1.30 per share, for the first six months of 1997.

After adjusting for the one time Technology Transfer and License Agreement Revenue, the restructuring charge, and the other income, the Company had a net loss of $7.7 million during the second quarter of 1998 and a net loss of $18.7 million during the first six months of 1998. Net losses resulted from a number of factors, including reduced sales volume of the Company's Second-Generation platform, continued investment in product development and expenses association with the Company's patent litigation and other matters.

FUTURE EXPECTATIONS

Sales of the Company's FLX-2500 product in the U.S. are substantially dependent on sales of Lucent's Switched Digital Broadband Access System (SDBAS) product. Lucent's new AnyMedia product will provide Lucent's customers with an alternative to SDBAS. The Company expects sales in the U.S. of the FLX-2500 (the Company's part of SDBAS) to continue to be materially adversely affected due to the announcement of AnyMedia, the competitiveness of the SDBAS product, the long evaluation and implementation process typical of major communications infrastructure changes, and regulatory uncertainties. In light of the foregoing, the Company has ceased devoting resources to actively market

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements



its Second-Generation product. As part of the Company's recently announced business strategy, the Company is engaged in development of a new digital loop carrier product that should decrease the Company's dependence on Lucent for U.S. sales upon the product's completion which is currently expected in late 1999-to-early 2000, although there can be no assurance the Company will successfully develop a product or that there will not be delays in development. The Company's sales during the development period of its new digital loop carrier product are likely to be substantially composed of fees from Lucent for AnyMedia development and contract manufacturing fees.

Results for the second quarter do not reflect all of the financial benefits of the company's new strategy. In the third quarter of 1998 and beyond, the Company expects to show a reduction in net losses as a result of an anticipated reduction in payroll expense due to transfer of approximately 44 engineering employees to Bosch, as well as subleasing and support services which will be paid by Bosch, and the reduction in legal expenses due to settlement of the patent litigation with Next Level and completion of the alliances with Lucent and Bosch. See Item 5 "Other Information - Risk Factors" for information important to evaluate the reliability of the Company's future expectations and other forward looking information contained herein.

YEAR 2000 ISSUES

The Company anticipates that in 1998 and 1999 it will incur total pre-tax expenses of less than $200,000 in connection with correction of year 2000 problems, including products that have been deployed, as well as internal systems. See Item 5. "Other Information - Risk Factors" for further discussion of Year 2000 Issues.

COST OF SALES

Cost of sales for the three months and six months periods ended June 30, 1998, was $2.1 million and $4.3 million, respectively, compared to $4.0 million and $8.3 million for the same periods in 1997. The gross margin resulting from the cost of sales as a percent of net Product Sales and Contract Revenue for the second quarter and first six months of 1998 was 25% and 19%, respectively, compared to a 23% and 21% for the same periods of 1997. The slight increased gross margin for the second quarter is a result of a change in the revenue mix as compared to the prior year. The Company expects that price competition will have an adverse impact on the Company's margins. There can be no assurance that the Company can meet product modification requests, customers feature requests, or customers' business cases. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses for the three months and six months periods ended June 30, 1998 were approximately $4.8 million and $11.0 million, respectively, compared to $6.5 million and $12.7 million for the same periods in 1997. Research and development expenses during the second quarter and first six months of 1998 were composed of the development of the hardware and software for its

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


Second Generation platform and enhancements, support of its First Generation platform, as well as development of the Company's new digital loop carrier product. The Company expects its research and development expenses to decline in future periods as part of its recently announced business strategy primarily due to cost savings associated with the transfer of 44 engineering employees as part of the Bosch alliance during the second quarter; however, continued engineering salary pressure in the market place could make development more expensive.

PERFORMANCE FEES

Delays by Lucent and the Company in delivering the SDBAS product to Bell Atlantic caused the Company to pay approximately $1 million of performance fees in 1997, of which $0.3 million were recognized in the first quarter of 1997 and $.7 million in the second quarter of 1997. An additional $5 million of performance fees were reserved in the third quarter of 1997 and subsequently released in the fourth quarter of 1997 as a result of the Company's new agreement with Lucent, which redefined their relationship. Under the agreement terms, the $5 million of penalties accrued in the third quarter of 1997 were forgiven and the Company reversed these liabilities in the fourth quarter of 1997.

RESTRUCTURING COSTS

The Company determined that a restructuring charge of $2.6 million was required to cover the cost of implementing its new strategy and includes charges of $0.7 million for FLX-2500 inventory reserves, write-off of $0.6 million for obsolete test and lab equipment and computer equipment, as well as $1.2 million for employee transfer and severance expenses and $0.1 million of other costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months and six months periods ended June 30, 1998 were approximately $4.4 million and $9.8 million, respectively, compared to $3.2 million and $6.0 million for the same periods in 1997. These expenses include support of field service, sales and marketing resources, legal expense, executive severance costs as well as administrative requirements. It is expected that selling, general and administrative expenses will decrease in future periods due to reduced direct sales activity by the Company of SDBAS as part of the Company's new agreement with Lucent and reduced legal fees resulting from the settlement in the second quarter of the Company's patent infringement lawsuit against Next Level Communications, L.P. and General Instrument Corporation (See Item 2 Recent Developments and Item 3 Legal Proceedings).

OTHER INCOME (EXPENSE)

Other income (expense) during the second quarter of 1998 and the first six months of 1998 consists primarily of interest income and interest expense, plus $0.7 million from the gain on the sale of equipment resulting from the closing of the Bosch strategic alliance. Net interest income (expense) for the three month periods and six months periods ended June 30, 1998 was approximately $0.7 million and $1.0 million, respectively, in income compared to $0.5 million and $0.3 million for the same

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements



periods in 1997. The increase in interest income for the period ended June 30, 1998 compared to the same period of 1997 was the result of higher yields. Interest income is the result of investing activities of the cash balance available during the period. The Company expects interest (expense) to begin to exceed interest income in future periods as the Company continues to invest its cash resources in the marketing and development of its own digital loop carrier product.

LIQUIDITY AND CAPITAL RESOURCES

The ending cash and cash equivalents, restricted cash, and short and long-term investment balances on June 30, 1998, were $118 million compared to a balance of $117 million at December 31, 1997. The increase of $1 million was primarily due to the one-time Technology Transfer and License Agreement Revenue payments offsetting the ongoing operating activities. Of the total cash balance, $4 million is restricted pursuant to an executive employment agreement and $6 million is restricted as part of the Company's stock repurchase program. The Company also has an outstanding stand-by letter of credit in the amount of $3 million, which is collateralized by restricted cash of the same amount. The Company has restricted cash of $4 million associated with executive compensation for its President and CEO, David Orr, who joined the Company on April 1, 1997. Compensation expense of $4 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company.

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of up to 10% or
1.3 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions and additional factors. Whenever the Company's stock price is below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. The Company had restricted cash in the amount of $6 million at December 31, 1997 and $6 million at June 30, 1998, based upon a market value of the stock of $4.12 per share, respectively, in connection with this agreement. As of August 5, 1998 restricted cash increased to $6.9 million, based upon a market price of $3.0625 per share as of that date. If at April 15, 1999 or such earlier date as the Company chooses, the market value of the stock is below $9.11 (strike price), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $11.9 million under the terms of the option agreement.

Management expects that cash and cash equivalents at June 30, 1998 and cash generated from fees and Product Sales and Contract Revenues will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current projections of operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements



OTHER FINANCIAL INFORMATION

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to June 30, 1999. The aggregate sales price of orders received and included in backlog was approximately $0.6 million at June 30, 1998. The Company believes that the orders included in the backlog are firm orders that will be, shipped prior to June 30, 1999. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

ITEM 3. LEGAL PROCEEDINGS

On March 18, 1997, the Company commenced a legal action against General Instrument Corp. in the U.S. District Court for the Eastern District of North Carolina (BroadBand Technologies, Inc. vs. General Instrument Corp., and General Instrument Corporation of Delaware, Civil Action No. 5-97CV-173-BR(2) for infringement of the Company's United States Patent No. 5,457,560 the ("560 patent"). The Complaint alleges, among other things, that General Instrument had made, tested and used a broadband access system that infringes the 560 Patent (the "Infringing System"), had offered the Infringing System for sale, had contracted to sell the Infringing System to NYNEX, and had induced others to infringe the 560 patent. On March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960 SI), seeking, among other things to have the Company's 560 Patent declared invalid and unenforceable alleging antitrust violation based upon the suit against General Instrument, alleging that the Company is infringing two patents of General Instrument Corporation relating to the encoding and decoding of digital video and seeking an injunction against further infringement. The Company on February 2, 1998 counterclaimed against Next Level Communications for infringement of the 560 Patent.

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

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 19, 1998, the Annual Meeting of Stockholders of the Registrant was held at which the following matters were submitted to and voted on by the stockholders, with the results set forth below:

PROPOSAL 1  --  SETTING THE NUMBER OF DIRECTORS

    a.)The Stockholders voted to set the number of Board of Directors at nine until such number is increased or decreased by the Board of Directors or Stockholders in accordance with the bylaws of the Company.

                               VOTES                VOTES                VOTES
                                FOR                AGAINST            ABSTAINING

    Votes to set at 9 the
    Number of Directors       11,899,317           84,250               21,275

PROPOSAL 2  --  ELECTION OF DIRECTORS

    b.)Two members of the Board of Directors were elected to fill positions as Class II directors, whose terms will expire at the 2001 Annual Meeting of the Stockholders. The following persons were elected to the Board of Directors. Each person received the number of votes set forth next to their name below:

                               VOTES                VOTES                VOTES
                                FOR                AGAINST            ABSTAINING

    Richard P. Clark          11,599,817                0              405,025
    Dr. J. Richard Jones      11,553,465                0              451,377

PROPOSAL 3  --  ADOPTION OF AN EQUITY COMPENSATION PLAN

    c.)The Stockholders approved the adoption of an Equity Compensation Plan.
       An aggregate of 250,000 shares will be available to be issued pursuant to the awards granted under the Equity Compensation Plan. The votes cast for and against and the number of abstentions are set forth below:

                               VOTES                VOTES                VOTES
                                FOR                AGAINST            ABSTAINING

    Votes to adopt Equity
    Compensation Plan         11,340,753          645,072               19,017

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


PROPOSAL 4  -- AMENDMENT AND RESTATEMENT TO THE 1988 INCENTIVE STOCK OPTION PLAN

    d.)The Stockholders approved an amendment and restatement of the 1988
       Incentive Stock Option (ISO) Plan of the Company to increase to 2,350,000 the number of shares of Common Stock issuable pursuant to the Plan. The votes cast for and against and the number of abstentions are set forth below:

                               VOTES                VOTES                VOTES
                                FOR                AGAINST            ABSTAINING

    Votes to increase
    (ISO) Plan               10,897,261            978,960              24,107


PROPOSAL 5  --  AMENDMENT AND RESTATEMENT TO THE 1992 NONQUALIFIED STOCK OPTION
PLAN

    e.)The Stockholders approved an amendment and restatement of the 1992
       Nonqualified Stock Option Plan of the Company to increase to 800,000 the number of shares of Common Stock issuable pursuant to the Plan. The votes cast for and against and the number of abstentions are set forth below:

                               VOTES                VOTES                VOTES
                                FOR                AGAINST            ABSTAINING

    Votes to increase
    Nonqualified Plan        11,125,736            723,120              51,472


PROPOSAL 6  --  INDEPENDENT ACCOUNTANT

    f.)The Stockholders ratified the selection of Ernst and Young LLP to serve as the independent accountants of the Registrant for the audit of the 1998 financial statements of the Registrant. The votes cast for and against and the number of abstentions are set forth below:

                               VOTES                VOTES                VOTES
                                FOR                AGAINST            ABSTAINING

                             11,927,100             43,535              34,207

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements



ITEM 5. OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Such statements include communications about the Company's prior and new relationships with Lucent and Bosch, the Company's FLX-1100 and FLX-2500 products and Lucent's DLC with which the FLX-2500 is paired, a new digital loop carrier product the Company plans to develop, migration of the FLX-2500 to FSAN, the expected action of customers, corporate partners, and competitors, and future financial requirements. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. These risks include, but are not limited to the following:

LUCENT RELATIONSHIP

Although management believes the relationship with Lucent offers certain opportunities to the Company, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the, Company and Lucent relating to SDBAS arising out of the November 1995 exclusive agreement did not meet the Company's expectations and resulted in substantially lower than expected sales volume. There can be no assurances the new relationship with Lucent will not fail to meet the Company's expectations. The Company's relationship with Lucent also may adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of certain restrictions contained in the new Lucent agreements including change of control requirements. Decisions by Lucent or rumors of a decision by Lucent that changes Lucent's relationship with the Company may have an adverse effect on the market price of the stock of the Company. In addition, Lucent is a supplier of digital loop carrier products and the Company's product may compete with Lucent in some circumstances. Such competition could adversely affect the ability of the Company and Lucent to cooperate to the extent required under the new agreements.

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

BOSCH RELATIONSHIP

Although management believes the Alliance Agreement with Bosch offers certain opportunities to the Company, the relationship includes certain risks as well. There can be no assurances the new relationship with Bosch will meet the Company's expectations. The Company's relationship with Bosch, which was designed to leverage The Company's intellectual property and other resources, may also adversely affect the prospect for partnership with others in the telecommunications industry,

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


especially in light of restrictions contained in the Alliance Agreement relating to a change of control of the Company and restrictions on the Company sublicensing. Decisions by Bosch or rumors of a decision by Bosch that changes Bosch's relationship with the Company may have an adverse effect on the market price of the stock of the Company. In addition, although initially there will be geographic restrictions on where the Company and Bosch can sell FSAN products, the Alliance Agreement provides these restrictions will terminate and eventually the FSAN products of the Company and Bosch will compete with one another in the same markets. There can be no assurance the Company will be able to compete with Bosch, which has substantially greater resources than the Company. Such competition could adversely affect the Company.

Given the current regulatory and customer environment which have delayed market acceptance of the Company's current product, the FLX-2500, there can be no assurance that there will be market demand for any FSAN products of either the Company or Bosch. Under the Alliance Agreement, there is no commitment by Bosch to complete development of FSAN products, if sufficient market demand does not develop. In such case, Bosch is free to cease its development efforts, in which case, the Company will not achieve all the benefits contemplated by this Agreement. If Bosch completes its development of FSAN products, there can be no assurance such products will be competitive with the FSAN and other products of other telecommunications equipment suppliers.

GENERAL

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Accordingly, except for development, contract manufacturing, element manager system fees and potential OEM revenues from the new agreements with Lucent, the Company anticipates low product sales volume until its new digital loop carrier products are introduced into the market in the next 18 to 24 months. (See Net Sales and Net Losses)

To be competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its current products and future products, including the new digital loop carrier product the Company is planning to develop, as well as upgrades to the Company's products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. Development efforts for the Company's new digital loop carrier product are at the end of the planning stage and many challenges exist to successful development. In particular, the Company will need to attract additional engineers who have hardware experience in digital loop carrier products. The Company will also be managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing initiatives. There can be no assurance the Company will be successful in such effort.

Failure of the Company to meet its development goals could have a material adverse effect on the Company. Notwithstanding successful development by the Company, competitors may develop competing technology and products that are more attractive to customers than the technologies and products of the Company and may offer such products at materially lower prices. The Company

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength.

Other risk factors include the possibility that telephone companies may not widely deploy all or part of the Company's current or future products in their local distribution networks or may require expensive upgrades to the Company's current product. For example, during 1997 SBC decided to discontinue the video portion of its trial in Richardson, Texas, which was attributed to federal regulatory actions which force SBC to sell its wireline services and network to new competitors at prices below actual cost (see Second Quarter 1997 10-Q - Item 2 Recent Developments, SBC). Also, the Company's current and future products must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. Additionally regulatory delays may continue to impede competition in the local loop, which may delay the rollout of the Company's new access products.

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

As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment, or until small volumes of new products are adequately field tested. Recent announcements by Lucent Technologies of its new digital loop carrier product, AnyMedia, are currently having this effect. The Company expects their adverse affect on sales of its FLX-2500 product to continue or to increase. (See Net Sales and Net Losses) In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend contributes to the variability of the Company's results and is expected to intensify, accelerated by merger activity among the Company's major customers and network operators. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


working capital and other Company resources and in general, require investments, which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers, often demand more stringent acceptance criteria, which can also cause revenue recognition delays and potential penalties for nonperformance. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies, which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts, which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $177 million as of June 30, 1998, has never been profitable and may never achieve profitability; however, as a result of the one time revenue from the Lucent and Bosch strategic alliances the Company achieved profitability in the second quarter of 1998. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due in May 2001 would have a material adverse effect on the Company. If the Company's new business strategy fails to generate the expectation of sufficient revenues, or if expenses are greater than expected, the Company will require additional financing to repay its debt. There can be no assurance additional financing will be available to the Company.

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

The Company relies upon technology developed by third party suppliers to provide key product features. There can be no assurance that the Company can obtain such technology from its suppliers, which would have a material adverse affect on the Company's business and results from operations. The ability of the Company to complete development projects on schedule and to otherwise compete effectively depends upon its ability to attract and retain highly skilled engineering, manufacturing,

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


marketing and managerial personnel, which in the current environment are becoming increasingly difficult to recruit and retain. This is true for new personnel the Company will require to implement its plan to develop a digital loop carrier product. In addition, the Company's inability to sell its current product has caused valuable employees to leave the Company.

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

NASDAQ LISTING

The market price of the Company's securities is affected by many factors other than the Company's products and performance. For example, NASDAQ has maintenance criteria that must be met in order to continue to be listed as a NASDAQ National Market security.

NASDAQ - National Market maintenance standards require the Company to meet either one of two sets of maintenance standards. These criteria include a minimum number of shareholders, minimum capitalization, minimum equity float, minimum bid prices and net tangible asset requirements.

The Company does not meet Maintenance Standard 1 because the Company does not have net tangible assets of at least $4 million. Although the Company had tangible assets of $136.7 million at June 30, 1998, the Company has $115 million of debt payable in May 2001, which with other obligations caused the Company to have negative net tangible assets of ($13.9 million).

For the 32 trading days prior to August 6, 1998 the minimum bid price of the Company's Common Stock was less than the $5 per share price required by Maintenance Standard 2. At August 6, 1998, the minimum bid price for the Company's Common Stock was $3.25 per share. Also, due to the decrease in the market price of the Company's Common Stock, the market capitalization of the Company was $43.6 million at August 6, 1998, which is less than the $50 million market capitalization requirement of Maintenance Standard 2.

NASDAQ has notified the Company that it intends to review the Company's eligibility for continued listing on NASDAQ and has requested the Company to file a plan for meeting the listing standards. The Company intends to take all reasonable measures to preserve its NASDAQ listing, but there can be no assurance of success due to the limited ability of the Company to control the market prices of it securities. In the event that the Company fails to meet the listing criteria, the Company's securities may no longer be traded on the NASDAQ. In this event, the Company will seek an exception to the

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


requirements. There can be no guarantee that the Company will be successful in obtaining an exception and if such exception could not be obtained, the Company would cease to trade on the NASDAQ. In the event that the Company's securities are no longer traded on the NASDAQ, the market value of the Company's securities could be materially adversely affected.

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

YEAR 2000

The Company has conducted an informal review of its products and internal systems with regard to year 2000 compliance, and is developing corrections to minor problems that have been identified to date. The Company is preparing a formal plan to identify and remedy year 2000 problems that may affect the Company, which will include procedures to identify problems, to develop plans to remedy problems, and to test and implement corrections of the problems before the year 2000. Where practical, the Company will be soliciting assurances from critical suppliers with regard to year 2000 compliance of their products and of those systems that might affect delivery of their products and services to the Company. The Company anticipates that 1998 and 1999 it will incur total pre-tax expenses of less than $200,000 in connection with correction of year 2000 problems, including products that have been deployed as well as internal systems. Based on information available at this time, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of corrections as the formal plan is prepared and performed. Failure to implement such changes could have an adverse effect on future results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)     Exhibits - none

      b)     Reports on Form 8-K

          o  Form 8-K dated June 25, 1998

             On May 18, 1998, BroadBand Technologies, Inc. ("BBT") entered into an Alliance Agreement with Bosch Telecom GmbH and Bosch Telecom, Inc. (collectively "Bosch"). On June 8, 1998, BBT and Bosch closed the transactions contemplated by the Alliance Agreement.

                          BroadBand Technologies, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


August 11, 1998                        /S/  David E. Orr
                                       --------------------
                                       David E. Orr
                                       President and
                                       Chief Executive Officer