Form 10-Q
period 1998-09-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1998-11-10
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended September 30, 1998
                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Transition Period     to           .
                                              ----------------

                         Commission File Number 0-21766


                          BroadBand Technologies, Inc.
--------------------------------------------------------------------------------



               Delaware                                 56-1615990
--------------------------------------------------------------------------------
    (State of Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)



4024 Stirrup Creek Drive, Durham, N.C.                    27703
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code          (919) 544-0015
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


                   Yes ___X___        No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                 Outstanding as of November 6, 1998
-------                                 ----------------------------------

Common Stock ($.01 par Value)                        13,434,795

                          BroadBand Technologies, Inc.
                                      Index



                                                                        Page No.
                                                                       ---------
Part I - Financial Information

Item 1.  Financial Statements:

         Condensed  Balance Sheets
              September 30, 1998 and December 31, 1997                    3

         Condensed Statements of Operations
              Three Months Ended September 30, 1998 and 1997              5

         Condensed  Statements of Operations
              Nine Months Ended September 30, 1998 and 1997               6

         Condensed  Statements of Cash Flows
              Nine Months Ended September 30, 1998 and 1997               7

         Notes to  Condensed Financial Statements                         8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12


Part II - Other Information

Item 1.  Legal Proceedings                                               20

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8-K                                27


Signature                                                                28

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets


Part I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                                              September 30,1998   December 31,1997
                                                  (Unaudited)         (Audited)
                                                 -------------    -------------
Assets
Current assets:

  Cash, cash equivalents                         $  56,214,629    $  47,464,129
  Restricted cash (Note 2)                          11,081,152        3,000,000
  Short-term investments (Note 3)                   36,314,940       41,327,242
  Accounts receivable, trade, less
   allowances $150,122 in 1998 and $0 in 1997        2,520,087        2,371,133
  Inventories (net)  (Note 4)                        1,716,380        3,214,361
  Prepaid expenses and other current assets          2,891,730        1,546,464
                                                 -------------    -------------
Total current  assets                              110,738,918       98,923,329
                                                 -------------    -------------


Long term investments (Note 3)                       8,515,905       15,328,088

Restricted cash (Note 2)                             4,000,000       10,032,807

Furniture, fixtures, and equipment, at cost         20,656,866       25,925,165
Less allowance for depreciation and
    amortization                                   (14,845,536)     (16,817,060)
                                                 -------------    -------------
Net furniture, fixtures, and equipment               5,811,330        9,108,105
                                                 -------------    -------------

Deferred debt  issuance  costs
    (net of accumulated amortization) (Note 8)       1,964,662        2,525,287
                                                 -------------    -------------
Total assets                                     $ 131,030,815    $ 135,917,616
                                                 =============    =============



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                            Condensed Balance Sheets




                                            September 30,     December 31,
                                                1998              1997
                                            -------------    -------------
                                             (Unaudited)        (Audited)
Liabilities and stockholders' deficit
Current liabilities:

  Accounts payable and accrued expenses     $   9,568,257    $   8,543,812
  Accrued warranty reserve                      3,562,494        4,940,427
  Deposits                                      3,001,110        3,263,134
  Deferred revenue                              5,274,216        1,031,000
                                            -------------    -------------
Total current liabilities                      21,406,077       17,778,373
                                            -------------    -------------


Long Term:
    Deferred revenue                           13,000,000       13,000,000
    Convertible debt (Note 8)                 115,000,000      115,000,000
    Deferred compensation (Note 2)              1,200,000          600,000
                                            -------------    -------------
Total long term liabilities                   129,200,000      128,600,000
                                            -------------    -------------

Stockholders' deficit:
    Series A preferred stock, $.01 par
    value; 100,000 shares authorized; no
    shares issued and outstanding                    --               --
    Convertible preferred stock, $.01 par
    value; 7,500,000 shares authorized;
    no shares issued and outstanding                 --               --
 Common stock, $.01 par value; 30,000,000
    shares authorized; 13,431,403  shares
    issued and outstanding at September
    30, 1998  and 13,380,243 issued an
    outstanding as of December 31, 1997           134,314          133,802

  Additional paid-in capital                  163,411,540      163,285,281
  Deferred compensation (Note 2)                 (700,000)        (850,000)
  Accumulated deficit                        (182,421,116)    (173,029,840)
                                            -------------    -------------
Total stockholders' deficit                   (19,575,262)     (10,460,757)
                                            -------------    -------------
Total liabilities and stockholders'
    deficit                                 $ 131,030,815    $ 135,917,616
                                            =============    =============


See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)





                                          Three months ended September 30,
                                               1998             1997
                                           ------------    ------------

Product sales and contract revenue         $  1,597,022    $  2,125,214
Services revenue                              1,420,228               0
                                           ------------    ------------
Total revenues                                3,017,250       2,125,214
                                           ------------    ------------

Costs and expenses:
Cost of revenues                              1,952,518       1,877,020
Research and development                      3,778,800       7,473,454
Performance fees and obsolete equipment               0       5,841,258
Selling, general and administrative
expenses                                      3,105,926       3,790,150
                                           ------------    ------------
Total costs and expenses                      8,837,244      18,981,882
                                           ------------    ------------
Loss from operations                         (5,819,994)    (16,856,668)

Interest income                               1,735,567       1,987,379
Interest expense                             (1,656,173)     (1,640,526)
Other income                                     18,631               0
                                           ------------    ------------
Total other income (expense)                     98,025         346,853
                                           ============    ============

Loss before income taxes                     (5,721,969)    (16,509,815)
Income taxes                                          0               0
                                           ------------    ------------
Net loss                                   $ (5,721,969)   $(16,509,815)
                                           ============    ============


Net loss per share (Note 5)                $       (.43)   $      (1.24)
                                           ============    ============

Average number of shares and equivalents     13,423,598      13,279,367
                                           ============    ============



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)





                                            Nine months ended September 30,
                                                1998             1997
                                            ------------    -------------


Product sales and contract revenue          $  6,355,233    $ 12,667,814
Services revenue                               1,975,784               0
Technology transfer & license agreement
   (Note 9)                                   17,000,000               0
                                            ------------    ------------
Total revenues                                25,331,017      12,667,814
                                            ------------    ------------

Costs and expenses:
  Cost of  revenues                            6,242,152      10,216,593
  Research and development                    14,791,040      20,199,931
  Performance fees and obsolete equipment              0       6,841,258
  Restructuring costs                          2,577,678               0
  Selling, general and administrative
   expenses                                   12,902,459       9,824,917
                                            ------------    ------------
Total costs and expenses                      36,513,329      47,082,699
                                            ------------    ------------

Loss from operations                         (11,182,312)    (34,414,885)

Interest income                                6,001,245       5,512,725
Interest expense                              (4,879,048)     (4,864,586)
Other income                                     668,838               0
                                            ------------    ------------
Total other income (expense)                   1,791,035         648,139
                                            ------------    ------------

Loss before income taxes                      (9,391,277)    (33,766,746)
Income taxes                                           0               0
                                            ------------    ------------

Net loss                                    $ (9,391,277)   $(33,766,746)
                                            ============    ============



Net loss per share (Note 5)                 $      (0.70)   $      (2.55)
                                            ============    ============
Average number of shares and equivalents      13,407,937      13,264,014
                                            ============    ============



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                              Nine months ended September 30,
                                                   1998            1997
                                             -------------    -------------
Operating activities

Net loss                                     $  (9,391,277)   $ (33,766,746)
  Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
  Depreciation                                   2,642,255        3,323,868
  Other non cash charges                         2,716,750        6,387,734
  Changes in operating assets                      511,064          875,798
  Change in operating liabilities                3,627,704        6,992,380
                                             -------------    -------------
Net cash provided by (used in) operating
    activities                               $     106,496    $ (16,186,966)
                                             -------------    -------------

Investing activities
  Acquisitions of furniture, fixtures, and
   equipment                                    (1,258,907)      (3,286,699)
  Disposal of furniture, fixtures, and
   equipment                                             0           42,115
  Net decrease(increase) in investments         11,824,485       (8,349,134)
                                             -------------    -------------
Net cash provided by (used in) investing
    activities                                  10,565,578      (11,593,718)
                                             -------------    -------------

Financing activities
  Issuance of common stock                         126,771          269,477
  Increase in restricted cash                   (2,048,345)      (4,341,957)
  Principal repayments on capital lease
   obligation                                            0          (25,044)
                                             -------------    -------------
Net cash used in financing activities           (1,921,574)      (4,097,524)
                                             -------------    -------------

Increase/(decrease) in cash and cash
    equivalents                                  8,750,500      (31,878,208)
Cash and cash equivalents at beginning of
    period                                      47,464,129      107,221,928
                                             -------------    -------------

Cash and cash equivalents at end of period   $  56,214,629    $  75,343,720
                                             =============    =============



See notes to condensed financial statements.

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1998

1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1997 included in the Company's Form 10-K submission.

2. Employment Agreement and Restricted Cash

      The Company has an outstanding stand-by letter of credit in the amount of $3,000,000 at September 30, 1998 which expires in November 1998. This letter of credit is collaterized by restricted cash of the same amount. The Company also has $.2 million restricted cash on deposit with its main bank for the implementation of a corporate procurement card.

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

   During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of 1.0 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions, and additional factors. In the event that the Company's stock price falls below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. Given a stock price of $2.81 at September 30, 1998, the Company has restricted cash in the amount of $7.9 million in connection with this agreement. This amount will fluctuate based upon the market value of the stock. If at April 15, 1999, the market value of the stock is below $9.11 ("strike price"), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $9.1 million under the terms of the option agreement.

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

   Investments in Debt Securities

   Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At September 30, 1998, the Company had no investments that qualified as trading or available for sale.

   At September 30, 1998, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

   The following is a summary of cash and cash equivalents and both short and long-term investments by balance sheet classification for September 30, 1998 and December 31, 1997:

                                             September 30,     December 31,
                                                 1998             1997
                                             -----------       -----------
Cash and cash equivalents:

    Demand deposit accounts                  $18,203,672       $11,090,313
    Commercial paper                          24,187,141        17,225,114
    U.S. Treasury Obligations                 13,823,816        19,148,702
                                             -----------       -----------
                                             $56,214,629       $47,464,129
                                             ===========       ===========

Short-term investments:

    Certificate of Deposit                   $ 2,614,195       $ 2,505,293
    Commercial paper                          24,719,305        34,800,200
    U.S. Treasury Obligations                  8,981,440         4,021,749
                                             -----------       -----------
                                             $36,314,940       $41,327,242
                                             ===========       ===========

Long-term investments:

    Commercial paper                         $ 8,515,905       $13,296,211
    U.S. Treasury Obligations                          0         2,031,877
                                             -----------       -----------
                                             $ 8,515,905       $15,328,088
                                             ===========       ===========

                          BroadBand Technologies, Inc.
                     Notes to Condensed Financial Statements


   The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of September 30, 1998.

4. Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:

                                       September 30,   December 31,
                                           1998            1997
                                        -----------    -----------
Electronic parts and other components   $ 2,652,705    $ 3,882,876
Work In Process                              87,692        626,008
Finished goods                            2,009,161      2,245,958
                                        -----------    -----------
                                          4,749,558      6,754,842
Inventory Reserve                        (3,033,178)    (3,540,481)
                                        -----------    -----------

                                        $ 1,716,380    $ 3,214,361
                                        ===========    ===========

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

9. Recent Developments

   As more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company recognized one-time revenue in the second quarter of 1998 of $12.0 million in connection with the transfer of technology associated with the Alliance Agreement with Bosch Telecom GmbH and Bosch Telecom, Inc. and $5.0 million of revenue for the license agreement associated with the settlement of patent litigation with Next Level Communications.

                          BroadBand Technologies, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Cost Savings Resulting From New Business Strategy

On February 5, 1998, the Company announced a new three part business strategy to leverage its core loop electronics and broadband competencies in local loop infrastructure and improve the Company's financial position. During the third quarter the Company began to recognize substantial cost savings as a result of its new business strategy, thereby reducing its costs and expenses by 33% in the third quarter of 1998 as compared to 1997. The strategy includes agreements with Lucent and the strategic alliance with Bosch Telecom under which the companies will evolve BroadBand's iFLX platform to meet the Full Service Access Network
(FSAN) standard described below. The final initiative of the Company's strategy is a plan to introduce a digital loop carrier access product into the rapidly growing, $2 billion loop access market which is driven by demand for new phone lines created by increasing volumes of Internet and data traffic. Failure to implement any one or more of the parts of the business strategy would have a material adverse effect on the Company.

Lucent R&D Projects

On February 4, 1998, the Company entered into several agreements with Lucent Technologies, Inc. ("Lucent") that establish a new nonexclusive relationship which replaced the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the SDBAS joint product. The terms of these agreements are summarized in greater detail in a Form 8-K filed by the Company dated March 5, 1998. One of the agreements, a Research and Development Agreement (the "R&D Agreement") was for BBT to develop products for Lucent's new AnyMedia digital loop carrier product. On July 23, 1998, BBT and Lucent agreed to specific development projects under the R&D Agreement, worth approximately $15 million out of the total $21 million covered by the R&D Agreement. During the quarter ending September 30, 1998, the Company recognized approximately $1.4 million of revenue resulting from service revenues from development projects from its new agreements with Lucent. (See Net Revenues and Loss - Historical). The Company believes a substantial amount of the technology developed for Lucent will be reusable by the Company in its own new digital loop carrier product, which will advance the Company's new business strategy.

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

NASDAQ -Listing

The Company was notified on August 7, 1998 by NASDAQ that it no longer meets the market capitalization requirements for continued listing on the NASDAQ National Market under Maintenance Standard #2. Maintenance Standard #2 requires among other maintenance criteria a market capitalization of at least $50 million. At that date and until the date hereof, the Company's market capitalization has not exceeded $50 million. At November 6, 1998 the Company's market capitalization was approximately $39.5 million.

On August 19, 1998 the Company responded in a letter to NASDAQ with supporting documentation requesting an exemption to Maintenance Standard #2. The Company requested NASDAQ to consider several factors: an average daily trading volume of 147,681 shares, 16 to 19 active market makers following the Company's stock, coverage by 4 analysts, 13.4 million shares in public float and $136.7 million in tangible assets. On August 28, 1998 after NASDAQ's staff initially denied the Company's request for an exemption the Company applied for an oral hearing with a panel authorized by NASDAQ's Board of Governors. The Company presented its plan to NASDAQ and the oral hearing was held on October 23, 1998. The Company is awaiting notice from NASDAQ of the decision of the panel. The Company is unable to predict when NASDAQ will rule on its request, but it is likely to be within one month of the hearing date.

When the plan discussed above is implemented (See "Liquidity and Capital Resources"), the Company believes it will enable the Company to satisfy the requirements of Maintenance Standard #1 for NASDAQ National Market Securities by increasing the Company's net tangible assets through a restructuring of the Company's indebtedness. The Company is optimistic that, with implementation of the new plan, it will be able to meet the NASDAQ maintenance listing criteria; however, the Company has requested NASDAQ to grant the Company time to implement its plan during which period the Company will not meet the listing criteria and there can be no assurance that NASDAQ will not delist the Company prior to implementation of its plan. Furthermore, there can be no assurance that the Company will be able to implement its plan.

If the temporary exception requested by the Company is not granted by NASDAQ or if the temporary exemption is granted but the Company fails to complete implementation of its plan within the period afforded by the exemption, it is expected that the Company's Common Stock would be delisted from NASDAQ. Subsequently, quotes for its shares would be available on the OTC Bulletin Board. The Company intends to take all reasonable measures to preserve its NASDAQ listing, but there can be no assurance of success. (See Item 5 "Other Information - Risk Factors" for further discussion of the Company's NASDAQ listing.)

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Management Changes

The Company continues to reorganize its management team. On October 19, 1998 Craig Swinn joined the Company as Vice-President of Marketing and Sales. On September 15, 1998 Julia Lacolle was elected Assistant Treasurer and on July 21, 1998 Loretta Woodall was appointed Vice-President of Human Resources. On July 20, 1998, John T. Autrey and Kay M. Burgess, partners of Tatum CFO Partners, LLP, were appointed Interim Chief Financial Officers until a permanent CFO is appointed. Effective April 27, 1998, Alan E. Negrin accepted an offer to join the Company's Board of Directors. Mr. Negrin has over 30 years of related industry experience and is a Telecommunications Industry Consultant and formerly served as President and CEO of E/O Networks, and Vice President and General Manager for DSC Communications Corporation.


Net Revenue and Net Loss

Historical

Total Revenues for the third quarter of 1998 were $3.0 million, compared to $2.1 million for the same period in 1997. Revenues for the quarter included $1.6 million from product sales and contract revenue from the Company's second-generation platform and related software plus some shipments of the Company's first-generation product and $1.4 million of services revenue from development projects from its new agreements with Lucent Technologies, Inc. Services revenue has been accounted for under the percentage of completion method of accounting. (See "Recent Developments -Lucent R&D Projects")

Total revenues for the first nine months of 1998 were $25.3 million compared to $12.7 million for the same period in 1997. Total revenues for the first nine months of 1998 included $12 million of revenue associated with the transfer of technology resulting from the closing of BroadBand's new alliance with Bosch and $5 million of revenue for the license agreement associated with the settlement of the patent litigation with Next Level Communications. Product sales and contract revenue from the Company's second-generation platform and related software plus some shipments of the Company's first-generation product were $6.4 million for the first nine months of 1998 and $12.7 million for the first nine months of 1997. In 1997, net revenues were primarily composed of Product Sales and Contract Revenue from the Company's Second-Generation platform and related software plus some shipments of the Company's First Generation product. Service revenue from development projects were $1.4 million for the first nine months of 1998 and none for the first nine months of 1997.

For the first nine months (during the second quarter of 1998), other income of $0.7 million resulted from a gain on the sale of equipment in connection with the Bosch strategic alliance. $2.6 million of restructuring expense is related to the implementation of the Company's new strategy and includes charges for write-off of obsolete inventory, test and lab equipment, and computer equipment, as well as employee transfer and severance expenses. (See "Recent Developments Cost Savings Resulting from New Business Strategy" and Other Income (Expense) and Restructuring Costs). As a result of the foregoing one-time revenue, other

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Revenue and Net Loss - continued

Historical - continued

income, and restructuring charge during the second quarter of 1998, the Company posted its first profitable quarter with net income of $7.4 million, or $.55 per share, during the second quarter.

The net loss for the third quarter of 1998 was $5.7 million or $.43 per share as compared to $16.5 million or $1.24 per share for the same period in 1997. The net loss for the first nine months of 1998 was $9.4 million or $.70 per share as compared to $33.8 million or $2.55 per share for the same period in 1997.

After adjusting for the one time Technology Transfer and License Agreement Revenue, the restructuring charge, and the other income, the Company had a net loss of $24.5 million during the first nine months of 1998. Net losses resulted from a number of factors, including reduced sales volume of the Company's Second-Generation platform, continued investment in product development and expenses associated with the Company's patent litigation and other matters.

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

Results for the third quarter began to reflect the financial benefits of the Company's new strategy. The Company showed a 33% reduction in costs and expenses as a result of a reduction in payroll expense due to transfer of approximately 44 engineering employees to Bosch, as well as subleasing and support services which were paid by Bosch, and the reduction in legal expenses due to settlement of the patent

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Future Expectations - continued

litigation with Next Level and completion of the alliances with Lucent and Bosch. (See Item 5 "Other Information - Risk Factors" for information important to evaluate the reliability of the Company's future expectations and other forward-looking information contained herein.) The Company expects net losses to continue until the Company completes development of its new digital loop carrier product and begins volume shipments of its new product.

Year 2000 Issues

The Company anticipates that in 1998 and 1999 it will incur total pre-tax expenses of less than $200,000 in connection with correction of year 2000 problems, including products that have been deployed, as well as internal systems. (See Item 5. "Other Information - Risk Factors" for further discussion of Year 2000 Issues.)

Cost of Revenue

Cost of revenues for the three months and nine months periods ended September 30, 1998, was $1.9 million and $6.2 million, respectively, compared to $1.9 million and $10.2 million for the same periods in 1997. The gross margin resulting from the cost of revenues as a percent of net product sales and contract and service revenues for the third quarter and first nine months of 1998 was 35.3% and 25.1%, respectively, compared to a 11.7% and 19.4% for the same periods of 1997. The increased gross margin for the third quarter is a result of a change in the revenue mix as compared to the prior year. The Company expects that price competition will have an adverse impact on the Company's margins. There can be no assurance that the Company can meet product modification requests, customers feature requests, or customers' business cases. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability.

Research and Development Expense


Research and development expenses for the three months and nine months periods ended September 30, 1998 were approximately $3.8 million and $14.8 million, respectively, compared to $7.5 million and $20.2 million for the same periods in 1997. Research and development expenses during the third quarter and first nine months of 1998 were composed of the development of the hardware and software for its Second Generation platform and enhancements, support of its First Generation platform, as well as development of the Company's new digital loop carrier product. The Company expects its reduced research and development expenses to continue in future periods as part of its recently announced business strategy primarily due to cost savings associated with the transfer of 44 engineering employees as part of the Bosch alliance during the second quarter; however, management does not anticipate future expense reductions will be as significant as those afforded by the Bosch transaction and which are reflected in third quarter performance. Continued engineering salary pressure in the market place could make development more expensive.

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Performance Fees and Obsolete Equipment

Delays by Lucent and the Company in delivering the SDBAS product to Bell Atlantic caused the Company to pay approximately $1 million of performance fees in 1997, of which $0.3 million were recognized in the first quarter of 1997 and $.7 million in the second quarter of 1997. An additional $5 million of performance fees were reserved in the third quarter of 1997 and subsequently released in the fourth quarter of 1997 as a result of the Company's new agreement with Lucent, which redefined their relationship. Under the agreement terms, the $5 million of penalties accrued in the third quarter of 1997 were forgiven and the Company reversed these liabilities in the fourth quarter of 1997. Additionally, the Company had taken a one-time charge of approximately $.9 million for the write-off of obsolete test equipment in third quarter 1997.

Restructuring Costs

The Company determined that a restructuring charge of $2.6 million was required in the second quarter of 1998 to cover the cost of implementing its new strategy and includes charges of $0.7 million for FLX-2500 inventory reserves, write-off of $0.6 million for obsolete test and lab equipment and computer equipment, as well as $1.2 million for employee transfer and severance expenses and $0.1 million of other costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months and nine months periods ended September 30, 1998 were approximately $3.1 million and $12.9 million, respectively, compared to $3.8 million and $9.8 million for the same periods in 1997. These expenses include support of field service, sales and marketing resources, legal expense, executive severance costs as well as administrative requirements. Until the Company begins marketing its new digital loop carrier product, it is expected that selling, general and administrative expenses will remain at current lower levels in future periods due to reduced direct sales activity by the Company of SDBAS as part of the Company's new agreement with Lucent and reduced legal fees resulting from the settlement in the second quarter of the Company's patent infringement lawsuit against Next Level Communications, L.P. and General Instrument Corporation. However, the Company recently retained CIBC Oppenheimer to assist the Company to develop and implement a debt restructuring plan. Implementation of such a plan may increase legal and administrative expenses in future periods.

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Other Income (Expense)

Other income (expense) during the third quarter of 1998 and the first nine months of 1998 consists primarily of interest income and interest expense, plus $0.7 million from the gain on the sale of equipment resulting from the closing of the Bosch strategic alliance in the first nine months of 1998. Net interest income (expense) for the three month periods and nine months periods ended September 30, 1998 was approximately $0.1 million and $1.1 million, respectively, in income compared to $0.4 million and $0.6 million for the same periods in 1997. The increase in interest income for the period ended September 30, 1998 compared to the same period of 1997 was the result of higher yields. Interest income is the result of investment of the cash balance available during the period. The Company expects interest expense to begin to exceed interest income in future periods as the Company's cash is reduced.

Liquidity and Capital Resources

The ending cash and cash equivalents, restricted cash, and short and long-term investment balances on September 30, 1998, were $116 million compared to a balance of $117 million at December 31, 1997. The decrease of $1 million would have been substantially greater, but for the one-time technology transfer and license agreement revenue payments offsetting the ongoing operating losses.

Of the total cash balance, $4 million is restricted pursuant to an executive employment agreement and $8 million is restricted as part of the Company's stock repurchase program. The Company has an outstanding stand-by letter of credit in the amount of $3 million, which is collateralized by restricted cash of the same amount and expires November 1998. The Company also has $.2 million restricted cash on deposit with its main bank for the implementation of a corporate procurement card.

 Also included in the Company's cash balance is restricted cash of $4 million associated with executive compensation for its President and CEO, David Orr, who joined the Company on April 1, 1997. Compensation expense of $4 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company.

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of 1.0 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase will be based on the Company's stock price, general market conditions and additional factors. Whenever the Company's stock price is below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. Therefore, restricted cash in the amount of $6 million at December 31, 1997 and $8 million at September 30, 1998 is included in the Company's cash balance as of such dates based upon a market value of the stock of $2.81 per share,

                          BroadBand Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

respectively, in connection with this agreement. As of November 6, 1998 restricted cash was $7 million, based upon a market price of $2.94 per share as of that date. If at April 15, 1999 or such earlier date as the Company chooses, the market value of the stock is below $9.11 (strike price), the Company would be obligated to pay the option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $9.1 million under the terms of the option agreement.

The Company has issued $115 million of 5% convertible subordinated notes which do not become due, except for interest payments, until May 15, 2001. The Company recently retained CIBC Oppenheimer Corp. to assist in developing and implementing a financial plan to strengthen the Company's balance sheet through a possible restructuring of its indebtedness while continuing to invest its cash in its new business strategy. Although the Company has approximately two and one half years before the Notes become due, the Company's financial advisor believes the current financial markets may make this a favorable time for the Company to consider restructuring the indebtedness. There can be no assurance the Company will be successful in implementing a financial plan that meets the goals of the Company. Implementation of a financial plan may result in the reduction of the cash resources of the Company, dilution of the equity of the Company, an increase in interest payments by the Company and/or other adverse consequences. (See Item 5 "Other Information - Risk Factors")

Management expects that cash and cash equivalents at September 30, 1998 and cash generated from fees and product sales and contract and service revenues will be adequate to fund operating requirements and property and equipment expenditures for at least the next twelve (12) months based on current forecasted operations. However, management recognizes the dynamic nature of the telecommunications industry and will consider financing alternatives when and if market conditions are deemed to be available on favorable terms.


Other Financial Information

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to September 30, 1999. The aggregate sales price of orders received and included in backlog was approximately $0.3 million at September 30, 1998. The Company believes that the orders included in the backlog are firm orders that will be, shipped prior to September 30, 1999. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so. The Company also has backlog of approximately $14 million in specific development projects with Lucent.

                          BroadBand Technologies, Inc.



PART II  - OTHER INFORMATION

Item 1. Legal Proceedings

The Company currently has no material litigation pending.

Item 5. Other Information

Risk Factors

In connection with the "Safe Harbor" provisions of the private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Such statements include communications about the Company's prior and new relationships with Lucent and Bosch, the Company's FLX-1100 and FLX-2500 products and Lucent's DLC with which the FLX-2500 is paired, a new digital loop carrier product the Company plans to develop, migration of the FLX-2500 to FSAN, the expected action of customers, corporate partners, and competitors, financial planning, future financial requirements and efforts to retain the Company's listing as a NASDAQ National Market Security. Forward looking statements herein, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. However, forward-looking statements are beyond the ability of the Company to control and in many cases the Company can not predict all factors that would cause actual results and on-going cost reductions to differ materially from those indicated by the forward-looking statements. These risks include, but are not limited to the following:

Lucent Relationship

Although management believes the relationship with Lucent offers certain opportunities to the Company, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the, Company and Lucent relating to SDBAS arising out of the November 1995 exclusive agreement did not meet the Company's expectations and resulted in substantially lower than expected sales volume. There can be no assurances the new relationship with Lucent will not fail to meet the Company's expectations. The Company's relationship with Lucent also may adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of certain restrictions contained in the new Lucent agreements including change of control requirements. Decisions by Lucent or rumors of a decision by Lucent that changes Lucent's relationship with the Company may have an adverse effect on the market price of the stock of the Company. In addition, Lucent is a supplier of digital loop carrier products and the Company's product may compete with Lucent in some circumstances. Such competition could adversely affect the ability of the Company and Lucent to cooperate to the extent contemplated under the new agreements.

                          BroadBand Technologies, Inc.

Lucent Relationship - continued

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

Bosch Relationship

Although management believes the Alliance Agreement with Bosch offers certain opportunities to the Company, the relationship includes certain risks as well. There can be no assurances the new relationship with Bosch will meet the Company's expectations. The Company's relationship with Bosch, which was designed to leverage the Company's intellectual property and other resources, may also adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of restrictions contained in the Alliance Agreement relating to a change of control of the Company and restrictions on the Company sublicensing. Decisions by Bosch or rumors of a decision by Bosch that changes Bosch's relationship with the Company may have an adverse effect on the market price of the stock of the Company. In addition, although initially there will be geographic restrictions on where the Company and Bosch can sell FSAN products, the Alliance Agreement provides these restrictions will terminate and eventually the FSAN products of the Company and Bosch will compete with one another in the same markets. There can be no assurance the Company will be able to compete with Bosch, which has substantially greater resources than the Company. Such competition could adversely affect the Company.

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

                          BroadBand Technologies, Inc.

General

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Accordingly, except for development, contract manufacturing, element manager system fees and potential OEM revenues from the new agreements with Lucent, the Company anticipates low product sales volume until its new digital loop carrier products are introduced into the market in the next 18 to 24 months. (See Net Revenue and Net Loss)

To be competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its current products and future products, including the new digital loop carrier product the Company is planning to develop, as well as upgrades to the Company's products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. Development efforts for the Company's new digital loop carrier product are at the end of the planning stage and many challenges exist to successful development. In particular, the Company will need to attract additional engineers who have hardware experience in digital loop carrier products. The Company will also be managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing initiatives. There can be no assurance the Company will be successful in such effort.

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

                          BroadBand Technologies, Inc.

General - continued

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

As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment, or until small volumes of new products are adequately field tested. Recent announcements by Lucent Technologies of its new digital loop carrier product, AnyMedia, are currently having this effect. The Company expects their adverse affect on sales of its FLX-2500 product to continue or to increase. (See Net Revenue and Net Loss) In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend contributes to the variability of the Company's results and is expected to intensify, accelerated by merger activity among the Company's major customers and network operators. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general, require investments, which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers, often demand more stringent acceptance criteria, which can also cause revenue recognition delays and potential penalties for nonperformance. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies, which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts, which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

                          BroadBand Technologies, Inc.

General - continued

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $182 million as of September 30, 1998, has never been profitable and may never achieve profitability; however, as a result of the one time revenue from the Lucent and Bosch strategic alliances the Company achieved profitability in the second quarter of 1998. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms. In May 1996, the Company sold $115 million of 5% convertible five-year notes. Failure to pay principal and interest when due in May 2001 would have a material adverse effect on the Company. If the Company's new business strategy fails to generate the expectation of sufficient revenues, or if expenses are greater than expected, the Company will require additional financing to repay its debt. There can be no assurance additional financing will be available to the Company.

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

                          BroadBand Technologies, Inc.

General - continued

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

The Company currently does not meet Maintenance Standard #1 for NASDAQ-National Market Securities because the Company does not have net tangible assets of at least $4 million. Although the Company had tangible assets of $131.0 million at September 30, 1998, the Company has $115 million of debt payable in May 2001, which with other obligations caused the Company to have negative net tangible assets of $19.6 million.

The minimum closing bid price of the Company's common stock has been less than the $5 per share price required by NASDAQ's Maintenance Standard #2 since June 19, 1998. At November 6, 1998, the minimum bid price for the Company's Common Stock was $2.94 per share. Also, due to the decrease in the market price of the Company's Common Stock, the market capitalization of the Company was $39.5 million at November 6, 1998, which is less than the $50 million market capitalization requirement of Maintenance Standard #2.

On October 23, 1998 the Company and its financial and legal advisors met with a NASDAQ panel to discuss the Company's request for time to implement a financial plan which would cause the Company to become in compliance with Maintenance Standard #1 by increasing the tangible net worth of the Company (See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources). There can be no assurance however, that NASDAQ will grant the Company's request for time to implement the Company's financial plan, or that if granted time, that the Company will ultimately be able to implement a plan that brings the Company into compliance with NASDAQ Maintenance Standard #1 within the time period afforded by NASDAQ for compliance while meeting the Company's need to preserve sufficient cash to implement its business strategy. If the Company is successful in avoiding delisting by complying with the tangible net assets requirements of NASDAQ Maintenance Standard # 1, the Company must continue to meet the other requirements of Maintenance

                          BroadBand Technologies, Inc.

NASDAQ Listing - continued

Standard #1, which include maintaining a minimum bid price of $1.00 or more for the Company's Common Stock.

The Company intends to take all reasonable measures to preserve its NASDAQ listing consistent with remaining able to implement its business plan, but there can be no assurance of success due to the limited ability of the Company to control the market price of its securities. In the event that the Company fails to meet the listing criteria, the Company's securities will no longer be traded on the NASDAQ. Subsequently, quotes for its shares would be available on the OTC Bulletin Board. In the event that the Company's securities are no longer traded on the NASDAQ National Market, the market value of the Company's securities could be materially adversely affected.

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

Year 2000

The Company has conducted a review of its products and internal systems with regard to year 2000 compliance, and is developing corrections to minor problems that have been identified to date. The Company has identified its potential year 2000 problems and is preparing a formal plan that mitigates the exposure. Where practical, the Company will be soliciting assurances from critical suppliers with regard to year 2000 compliance of their products and of those systems that might affect delivery of their products and services to the Company. The Company anticipates that during 1998 and 1999 it will incur total pre-tax expenses of less than $200,000 in connection with correction of year 2000 problems, including products that have been deployed as well as internal systems. Based on information available at this time, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of corrections as the formal plan is prepared and performed. Failure to implement such changes could have an adverse effect on future results of operations.

                          BroadBand Technologies, Inc.



Item 6. Exhibits and Reports on Form 8-K

a)                Exhibits - none

b)                Reports on Form 8-K

                  o   Form 8-K dated October 13, 1998

                  On October 9, 1998 BroadBand Technologies, Inc. ("BBT") submitted a plan for achieving and maintaining NASDAQ National Market Maintenance Standards. To assist in the evaluation and execution of various alternatives to enhance shareholder value, BBT retained CIBC Oppenheimer Corp. as its financial advisor.

                          BroadBand Technologies, Inc.







Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


November 6, 1998                         /S/  David E. Orr
                                       --------------------
                                       David E. Orr
                                       President and
                                       Chief Executive Officer