Form 10-K
period 1998-12-31
BROADBAND TECHNOLOGIES INC /DE/
filed 1999-03-31
CIK 904898

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended December 31, 1998

                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ___ No _X_

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of March 29, 1999, was approximately $15,545,490 (based on the last bid price of such stock as reported by the Over The Counter Bulletin Board (OTCBB)).

     The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 29, 1999, was 13,447,656.

================================================================================

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                          Year Ended December 31, 1998

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

The Company is engaged principally in the design and engineering of a sophisticated electronics and software platform for operators of local exchange telephone networks principally in North America. The Company expects to begin marketing efforts in 2000 in connection with expected completion of development of its New Platform described below. The Company currently derives most of its revenue from contract manufacturing and development projects.

The Company's initial product platform (the "FLX Platform") addressed the access portion of the telephone network and provided operators of these local exchange telephone networks the capability to transmit voice, video and data over fiber optics and copper wire to provide a wide array of services, including voice and private line and data service.

In 1998 the Company developed and began implementing a new strategy that again focused on the communications network access markets while leveraging its experience with advanced technologies. The Company's new strategic plan resulted in executing several new agreements with Lucent Technologies, Inc. and a strategic alliance with Bosch Telecom GmbH and Bosch Telecom, Inc. These agreements resulted in several one-time revenues and cash payments to the Company, product development revenues and revenue recognition of certain non-refundable prepayments. In addition the Company began development of a new generation access product (the "New Platform") to address the new trends in the network access market -- the convergence of traditional voice and higher speed Internet access. The Company views this as an opportunity to utilize its technology, experience and capital to address this market need.

RECENT DEVELOPMENTS

DELISTING BY NASDAQ

On February 11, 1999 the shares of Common Stock of the Company were delisted from the Nasdaq National Market. The Company's shares are now traded on the Over The Counter Bulletin Board (OTCBB), an electronic quotation service. Approximately 10 broker-dealer firms are currently market-

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 1. BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

DELISTING BY NASDAQ (CONTINUED)

makers for the Company's Common Stock. The Company does not expect it will qualify for relisting its shares of Common Stock with Nasdaq in the near future, even if it successfully completes the debt restructuring described below.

DEBT RESTRUCTURING ACTIVITIES

In late 1998, the Company and its financial advisor, CIBC Oppenheimer Corp., began negotiating a restructuring of the Company's $115 million 5% convertible subordinated notes which do not become due, except for interest payments, until May 2001. Through the debt restructuring negotiations, the Company is seeking to extend the due dates for the $115 million of debt so that payments of principal do not become due until after the Company has had an opportunity to introduce its New Platform into the market. Prior to delisting by Nasdaq, the restructuring negotiations were also a key element in the plan presented to Nasdaq in October 1998 in an unsuccessful effort to satisfy Nasdaq's continued listing requirements. The Company is actively continuing negotiations with a committee representing a substantial majority of the convertible subordinated noteholders. Implementation of a debt restructuring plan may result in the reduction of the cash resources of the Company, dilution of the equity of the Company, an increase in interest payments by the Company and/or other adverse consequences. There can be no assurance the Company will be successful in implementing a debt restructuring plan that will meet the financial goals of the Company.

LUCENT RESEARCH & DEVELOPMENT PROJECTS

On February 4, 1998, the Company entered into several agreements with Lucent Technologies, Inc. ("Lucent") that established a new nonexclusive relationship which replaced the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the Switched Digital Broadband Access System (SDBAS) joint product, which related to the Company's FLX (Fiber Loop Access) Platform. The terms of these agreements are summarized in detail in Form 8-K filed by the Company dated March 5, 1998. One of the agreements, a Research and Development Agreement (the "R & D Agreement") was for the Company to develop products for Lucent's new AnyMedia digital loop carrier product. On July 23, 1998, the Company and Lucent agreed to specific development projects under the R & D Agreement, valued at approximately $15.3 million of the total $21 million provided by the R & D Agreement. On December 17, 1998, the Company and Lucent agreed on an additional $2.3 million development project. Accordingly, a total of $17.6 million of the total $21 million contractual commitment by Lucent is now reflected in specific development projects. During the year ending December 31, 1998 the Company recognized approximately $2.1 million of revenue resulting from service revenues from development projects related to the R & D Agreement. Although additional research and development projects and/or equivalent activities are anticipated to be agreed upon by the Company and Lucent to complete the $21 million commitment, there is no assurance that the remaining balance will be agreed upon. Subject to certain contractual restrictions, the Company has the right to use technology it develops for Lucent in the New Platform the Company is currently developing. There can

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

LUCENT RESEARCH & DEVELOPMENT PROJECTS (CONTINUED)

be no assurance as to what percentage, if any, of the technology developed for Lucent will be usable in the Company's New Platform.

LUCENT MANUFACTURING AGREEMENT

On February 4, 1998 the Company entered into a Manufacturing Agreement (the "Agreement") with Lucent. Under the Agreement, if Lucent does not provide orders for products in sufficient volume to absorb $18 million of the Company's manufacturing overhead for three (3) years, Lucent will pay the Company the amount that is not absorbed by Lucent's orders. In the second half of 1998, the Company and Lucent identified a Lucent designed product for the Company to manufacture. The Company performed a preliminary manufacturing review and completed pricing quotations. Although final contract negotiations are continuing, the Company shipped in January 1999 initial prototypes of the Lucent designed product. There is no firm commitment at this time from Lucent to award this contract to the Company and there is no guarantee, once awarded as to the longevity, volume or profitability to the Company. During 1998, the Company recognized $3.0 million of revenue and received payment of such in February 1999 for payments in lieu of production volume.

BOSCH AGREEMENT

On May 18, 1998, the Company entered into a strategic alliance with Bosch Telecom to further develop and market the iFLX product, which is the international version of the Company's FLX-2500 product. The Agreement provides for the migration of the product towards full service access network standards which are being developed by a large consortium of domestic and international network operators. The Company will have exclusive rights to market the Full Service Access Network (FSAN) product, if any, developed by Bosch in North America for a specified period of time after its availability. The Agreement positions the Company to participate in the North American FSAN market while allowing the Company to focus its resources on the converging voice and data access markets. The FSAN market, defined as "full service," focuses on bandwidths sufficient to address voice, data, broadcast video as well as video on demand. The FSAN concept was the core of the Company's prior strategy, but due to lack of carrier demand and uncertain timing of market developments, the Company initiated a change in its product strategy. The Bosch Agreement provides the Company with the ability to stay current with FSAN technology, the opportunity to sell to Bosch for resale to Portal Telephone and Telegraph (PTT) its iFLX products, as well as potential for manufacturing volume or royalties from Bosch's future FSAN product sales. The foregoing benefits to the Company are dependent upon Bosch's determining that a market will develop to justify its development expenses and the ability of Bosch to develop FSAN products that are competitive in price, features and other factors and the ability of the Company to adapt Bosch's product to the North American market.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

MANAGEMENT TEAM

The Company continues to reorganize its management team. On December 9, 1998 John T. Autrey was appointed Vice President and Chief Financial Officer. Mr. Autrey was previously one of two Interim Chief Financial Officers who had been at the Company since July 1998.

PRODUCTS

The mission of the Company is to provide products and services for network and service providers to implement a robust, flexible and economical electronic connection providing residential and business customers with advanced voice services, high speed data and digital video capability, to communicate, enable e-commerce and to access on-line information, entertainment and other multi-media services. The Company's FLX-2500 product was completed in 1997 for customer evaluation and has been deployed in trials. However, continued regulatory uncertainty and the announcement of new products and technology have resulted in lack of demand for the FLX-2500. The Company has announced three product development efforts, including optical network unit development for Lucent's AnyMedia digital loop carrier, development of the New Platform, a new generation access product, and an alliance with Bosch Telecom to deliver a global access platform to meet the emerging FSAN specifications.

The Company's new generation access product that is currently under development (the "New Platform") is aimed at the opportunity created by the demand for higher speed Internet access and the convergence of narrowband and broadband access products. The new development will combine the Company's core technologies, Asynchronous Transfer Mode (ATM), xDigital Subscriber Line (xDSL) and Optics, with technology gained through the Lucent development and technology license agreements discussed herein and will position the Company for more near-term market participation, which represents a significant change from the prior efforts. The expected benefit is that the new product will allow the Company to offer both narrowband and broadband services and allow the Company to participate in the business sector where local service competition has begun to emerge. At the same time, the Company will continue to position itself to benefit from the competition for residential services, intended by the Telecom Act of 1996.

The Company's new access product can be defined as an advanced generation of digital loop carrier, traditionally used in telephone network access, and a new network access product commonly referred to as Digital Subscriber Lines Access Multiplexer (DSLAM), which is used to deploy higher bandwidth services, integrated into a single product offering. In concept, the product will afford network operators the ability to provide traditional voice communications as well as advanced data oriented communications. The product is intended to support migration of services over time from today's voice-centric, circuit-based networks to tomorrow's data-centric, cell-based networks. The new product will support both copper based as well as fiber optic based transmission mediums, which is a significant change in strategy from the Company's prior products, which depended on customers deploying fiber optic based transmission networks. Reflecting another change in strategy, the New Platform is a product that can be sold by the Company independent of Lucent's new AnyMedia digital loop carrier product, compared to the Company's FLX-2500 which was part of a joint BBT/Lucent product called SDBAS.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

Under the R & D Agreement the Company and Lucent Technologies entered into in February 1998, Lucent has committed to pay the Company at least $21 million over a three year period for the Company to develop components for Lucent's new AnyMedia digital loop carrier product. The Company and Lucent will co-own the technology developed by the Company under the R & D Agreement with certain restrictions on its use, including restrictions against licensing third parties and producing products that are plug compatible with the products of the other party and limitations on use by the Company solely with the access platform products the Company is developing. The projects involve development of an optical network unit for the AnyMedia system including telephony and data interfaces. Some of the technology developed in these projects will be reused by the Company in its own new generation access platform development. The ability of the Company to reuse technology developed for Lucent in the Company's products will depend upon a number of factors, including the products Lucent wants the Company to design, how alike the products of the Company and Lucent will be, and the design schedules for the products of Lucent and the Company. There can be no assurance as to the amount, if any, of development for Lucent's products that will be reusable in the Company's access platform products. If the Company is not able to reuse substantial amounts of the technology developed for Lucent, the R & D Agreement will have less value to the Company than the Company expected.

The Company and Lucent also entered into a Technology Transfer Agreement and Element Manager Agreement on February 4, 1998 pursuant to which certain Lucent technology is licensed to the Company. Under the Technology Transfer Agreement, Lucent has granted the Company licenses to certain existing narrowband technology with certain restrictions on its use, including restrictions against licensing third parties and producing products that are plug compatible with the products of the Lucent and limitations on use by the Company solely with the Company's access platform products. The Company believes this narrowband technology will enable the Company to increase the cost efficiency of its digital loop carrier products and will save the Company substantial development time and development cost. Under the Element Manager Agreement, Lucent has paid the Company $2 million to support the development of its element manager.

The R & D Agreement and the Technology Transfer Agreement described above all contain provisions that would enable Lucent to terminate the agreements on certain conditions in a bankruptcy of the Company, material breach by the Company or a "Change in Control" of the Company. The Change in Control provision terminates February 4, 2003. Change in Control is very broadly defined in the agreements and may cause the Company to have to choose to forego the benefits of its agreements with Lucent to acquire another company, sell itself to another company or enter into a strategic alliance with another company, unless Lucent approves of the transaction. In addition, the Company could lose the benefits of the agreements with Lucent if a company acquires a control position in the Company stock through market purchases without the Company's consent. If a change of control occurs, the Company would have 18 months to redesign the parts of its access platform product that include Lucent's intellectual property.

On May 18, 1998, the Company entered into an Alliance Agreement with Bosch Telecom GmbH and Bosch Telecom, Inc. (collectively "Bosch"). On June 8, 1998, the Company and Bosch closed the transactions contemplated by the Alliance Agreement. Pursuant to the Alliance Agreement, Bosch has agreed to pay approximately $14 million, and has agreed to pay royalty payments to the Company.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

Pursuant to the Alliance Agreement, the Company transferred intellectual property, employees and equipment to Bosch. Also, Bosch agreed to develop new intellectual property for FSAN products and to license the new intellectual property back to the Company, although completion of development of an FSAN product by Bosch is contingent upon Bosch determining that a market will develop that justifies Bosch's development expenses. International manufacturing and distribution agreements, as well as future cross supply agreements, are also contemplated by the Alliance Agreement.

FSAN is a global standard being developed by a 23 member interest group which includes twelve international and eleven U.S. telephone operating companies and equipment manufacturers, including SBC, BellSouth and GTE, as well as Bosch and the Company. The FSAN initiative is creating requirement specifications for access systems that provide both broadband and narrowband services. The FSAN standard is very similar to the architecture of the Company's existing iFLX(TM) product. Both architectures incorporate high bandwidth, ATM, passive optical network (PON) and xDigital Subscriber Line (xDSL) technologies. By using the iFLX platform as the broadband foundation for the FSAN products and investing in additional development, the companies expect to have a distinct time-to-market advantage in developing FSAN-compliant products if an FSAN product market develops. (See Item 1 Business: Recent Developments.)

FLX(R)-2500

In 1997, the Company completed the development of the FLX-2500, a second-generation FLX System. Units have been delivered for system integration and testing, and are being trialed at SBC and RCN for telephony services and Telus in Canada for data services. The FLX-2500 product consists of the switched digital architecture which supports both broadband and telephony elements of a local access system that have been designed to be integrated with the telephony and analog video elements of other telecommunications systems suppliers. The resulting single, integrated full service system allows customers to build fiber-to-the-curb local distribution networks that combine the improved switched digital broadband features of the Company's platform with the telephony and analog video features of established telecommunications systems suppliers. Continued regulatory uncertainty and the announcement of new products and technology have resulted in lack of demand for the product. The Company is maintaining minimal support capability to serve existing customers in the expectation that the FLX-2500 product will never be widely deployed.

MARKET

GENERAL

The Company's existing products and market focus has been telecommunications companies that operate or plan to operate Broadband/Fiber to the Curb (BB/FTTC) systems offering switched digital video and wideband based services or companies building distribution networks to provide transmission capacity to residential and business customers. This market is dominated by the large Incumbent Local Exchange Carriers (ILECs), including the Regional Bell Operating Companies (RBOCs) and GTE. Prior to the strategic redirection announced in 1998, the Company devoted substantially all its resources to

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MARKET (CONTINUED)

GENERAL (CONTINUED)

configuring its products (the FLX Platform) for, and marketing to, ILECs. ILECs and facility based Competitive Local Exchange Carriers (CLECs) interested in trialing and/or deploying a broadband only and/or full service network in competition with the incumbent communications carriers, are included or are potentially in the market for the Company's New Platform.

TELEPHONE INDUSTRY EVALUATION AND PURCHASING PROCEDURES

The telephone industry generally evaluates new equipment and software through a lengthy and multi-tiered process. Evaluation can take as little as a few months for products that are only a small change from existing products in the telephone network, and can take as long as several years for complex products based on completely new technologies. Products that facilitate the deployment of fiber optic cable in the local distribution network, including the Company's FLX System and the Company's New Platform currently under development, are in the latter category. The process may vary to some extent depending on the telephone company and the product being evaluated, the priorities of the telephone companies, budgets and the efficiency with which decisions are made about priorities and new products.

NORTH AMERICA MARKET HISTORY

The Company delivered its First Generation FLX-1100 system to SBC, Inc. for a video trial in Richardson, Texas and secured its first volume purchase agreement with Bell Atlantic Network Services. The Company has sold its FLX-1100 system and related products to other domestic operating companies and overseas telephony companies for field trial evaluation. This relationship fostered a supply agreement with Bell Atlantic resulting in several applications in New Jersey for digital video services using the FLX-1100 system as well as a distance learning program in New Jersey and small telephony deployments in Pennsylvania and Virginia.

The Company, in 1997, released to the market its Second Generation FLX product, the FLX-2500 system. Based on a customer's desire for an integrated full service platform which can provide both cost effective telephony as well as high speed data and broadband services, the Company aligned with Lucent Technologies in North America to incorporate FLX-2500 as part of Lucent's digital loop carrier system; the integrated system was named Switched Digital Broadband Access System (SDBAS). SBC, Inc. has deployed SDBAS for telephony services in Richardson, Texas as part of a 30,000 home field evaluation. Additionally, RCN Corporation has deployed SDBAS for telephony services in Massachusetts and New Jersey, as well as Telus for a video and data system trial in Alberta, Canada.

As is discussed above in Business - Products, the FLX-1100 and the FLX-2500 were positioned to take advantage of telephone companies competing with cable television companies by offering a wide range of advanced video products over telephone networks. While these systems continue to be supported, merger activity and regulatory uncertainty have delayed large-scale deployment of full service access networks and particularly broadband services in the ILEC market. The explosive growth of the Internet, growing telecommuting (work at home) market and development of new standards, technologies and

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MARKET (CONTINUED)

NORTH AMERICA MARKET HISTORY (CONTINUED)

products such as xDSL offering higher bandwidth, speed and reliability than previously available using the existing twisted pair infrastructure to service the customers communication needs, has delayed or superseded the requirement for fiber based broadband access solutions, particularly in North America. Additionally, the failure of the RBOCs to make the anticipated significant strategic shift toward digital video services in competition with CATV operators has lowered the demand for bandwidth to a level that xDSL over copper wire can meet. As a result, the Company does not expect wide deployment of its FLX product. Since early 1998, the Company has been focusing its resources on developing the New Platform to compete in the North American digital loop carrier and DSLAM markets. The Company expects to introduce its New Platform in early 2000.

INTERNATIONAL MARKET STATUS

Leading network operators and equipment suppliers from around the world are working to define a global specification for access systems supporting a full range of narrowband and broadband services. The FLX-2500 system was designed to operate as a global telecommunications platform. The iFLX system is an international standards-based broadband system derived from the FLX-2500. This product generally fits the requirements of the FSAN initiative begun in 1995. The purpose of the FSAN initiative is to expedite the introduction of full service networks. The initial participating operating companies include 12 of the world largest telephone companies and serve more than 300 million access lines. International operating companies include British Telecom, France Telecom, Deutsche Telecom, Telefonica, NTT, Telstra and Swisscom. North American operators, many of which own and/or operate telecommunications networks overseas, include Bell Canada, Bell South, GTE and SBC. The initiative is supported by equipment manufacturers including Lucent, BroadBand Technologies, Bosch, Alcatel, Nortel and Siemens.

The first phase of the initiative from July 1995 to June 1996 identified technical and economic barriers to broadband access network introduction and defined a common FSAN architecture and key components. The second phase, from July 1996 to February 1997, concentrated on devising a common set of requirements. The third and current phase focuses on completing the specification and heading toward field trials. To accomplish this activity, two working groups looking at Fiber to the Home (FITH) and Fiber to the Cabinet
(FITC) were established. The FSAN architecture solution reviews a service independent access network between service nodes and network terminal devices based on an ATM passive optical network.

In order to best capitalize on the Company's prior product development and marketing activities of the iFLX system internationally and the systems potential to be adapted to meet the FSAN system architecture, the Company decided to secure a strategic partner to take over further development and marketing of the iFLX and allow the Company to focus on the high growth loop access market domestically.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MARKET (CONTINUED)

NEW CORPORATE STRATEGY

In February 1998, BroadBand announced a three-part strategy to improve its financial position and target emerging communications service needs in the established high growth loop access equipment market.

The first of the initiatives resulted in signing multiple agreements with Lucent Technologies for R & D and manufacturing overhead absorption over three years. Included in these agreements is a settlement agreement and mutual releases by BroadBand and Lucent of all liabilities arising prior to February 4, 1998. The settlement agreement terminates the Switched Digital Video (SDV) Supply Agreement No. LGC-A65-D dated November 15, 1995, as amended July 12, 1996, relating to development and sale of the joint SDBAS product. While the Company will continue to supply Lucent its FLX-2500 for existing customers, the Company is free to market its FLX-2500 product independent of the joint SDBAS product should the Company determine that new developments will lead to a market opportunity that warrants the significant investment of resources that would be required to create and penetrate a commercial market for the FLX-2500.

The second initiative involved the Company's intention to form a strategic alliance to evolve the iFLX platform (the international version of the FLX-2500) to meet the emerging FSAN standard. As a result of this initiative, the Company and Bosch Telecom entered into an Alliance Agreement effective May 1, 1998. This agreement assigns Bosch certain rights, including iFLX worldwide sales rights (non-US/Canada), development and manufacturing rights and transfer of personnel associated with the iFLX product. This agreement provides for ongoing development and support of the platform and provides the Company financial remuneration and certain rights to future FSAN products for sale/distribution in the US and Canada.

The third initiative is the development of the New Platform, a next generation integrated access platform that is expected to capitalize on the Company's core competencies in ATM, fiber based broadband access and xDSL as well as intellectual property it has licensed from Lucent. This new corporate strategy establishes a foundation for the Company to leverage its technical strengths to target the high growth converging loop access and data markets while gravitating toward more independence and less reliance on video demand over an integrated platform and regulatory reform. The new integrated access platform is initially targeted toward the ILEC market and facility-based and on-net CLECs who require not only a cost effective telephony and data platform to compete effectively in the business and residential markets with the ILECs but also a seamless migration to provide access for frame relay, ethernet, xDSL services and other ATM and IP (Internet Protocol) based services. The 1998 loop access market that the Company's New Platform could address includes the DLC, NGDLC, NB/FITL and ADSL markets which comprise 67 million access lines or $2.3 billion in annual revenue. It is estimated that this market segment will increase to $4.0 billion in annual revenue by 2002 for a 13.3% annual growth rate. The Company's product will eventually address most of the U.S. loop access market.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

COMPETITION

The Company's current market competition is divided between the Broadband/FITL (Fiber in the Loop), in which the Company's FLX product line is positioned, and the narrowband and ADSL market which is addressed by the new generation access product currently under development.

The Broadband/FITL market, which has been slow to develop based on regulatory, price and impact of mergers among the large ILECs, is dominated primarily by NextLevel, RelTec, Lucent and DSC (now Alcatel). These competitors offer broadband capability, although the market is still predominantly deploying Plain Old Telephone Service (POTS) with plans to utilize Very High Speed Digital Subscriber Line (VDSL) for broadband lines in the future.

The broadband/FITL market is largely dependent upon incumbent local exchange carriers' entry into the broadcast video and video on demand markets. Failure of this market to develop was the principal reason for the Company to redirect its investment from continued pursuit of this market. The Company's alliance with Bosch is aimed at improving the FLX product in anticipation of future development of the North American broadband/FITL market. The Company's FLX-2500, which is the broadband platform of the Lucent SDBAS product offering, has been deployed by North American operators in very limited quantities and is being used to deliver voice, data and video services.

The Company's new product will compete in the Digital Loop Carrier (DLC) and DSLAM markets. Competitors in the North American DLC market include DSC (now Alcatel), Lucent, Nortel, Reltec, AFC and others. The North American DSLAM market competitors consist of Alcatel, Diamond Lane (now Nokia), Copper Mountain and many other smaller companies.

The Company's New Platform will combine the functionality of these two product categories into a single platform. This new hybrid access product offering has been referred to in the telecommunications industry as a Next Generation DLC or as an Integrated Access Platform/Multiplexer. The new "combination platforms" are being developed with the belief that demand for bandwidth is and will continue to grow and that an integrated product platform will provide a more price competitive solution compared to stand-alone products. Competitors likely to enter this market are Nortel, Lucent, Alcatel, AFC, Reltec and several other smaller companies such as Fibex Systems, Mainsail and Cerent Corporation. The Company's new product will attempt to segment this market and provide a solution based upon the needs of emerging CLECs and smaller ILECs. The Company's choice of architecture is intended to provide a competitive product offering to these market segments.

The segment of the telecommunications industry in which the Company competes is characterized by fast change, rapid growth and intense competition, not only among vendors but also increasingly among service providers. These characteristics provide both positive and negative attributes. Segments of the market (particularly the large CLECs) are attracted to competitors, which have a total system solution including switching, transport, access, financing and turnkey services. Other particular customers want the ability to pick and choose products and services to meet their particular service or market situations without being tied to a single large network vendor who may not be as responsive, or offer the latest technology in a particular product area or do not need the financing and overhead costs associated with vendor provided turnkey services.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

REGULATIONS

The Company's ability to compete is dependent upon several factors including product features, innovation, quality, reliability services support, strategic partnerships and price. Other key criteria for competition will be flexibility, services revenue generation capability, product packaging, efficient network management and compatibility with existing network switching, customer financing capabilities, transport and Customer Premises Equipment (CPE). The Company's new product is being designed to accommodate a wide variety of deployment options for network topologies, which have become popular with emerging competitive carriers. Additionally, the Company is developing an array of transmission and service interfaces to expand the product applicability in the targeted market segment. The Company's prior experience in developing access architectures based on ATM and DSL technologies is key to its new product development. The Company's prior development activity and knowledge gained from both development and product in the field experience with advanced access networks is being leveraged in the new product development. In addition, the Company is investing in the development and implementation of business enterprise systems for leading edge order fulfillment and after sales service and support systems.

A competing concept to the Company's new hybrid access platform is a full conversion of voice traffic to IP based access systems. Development of voice over IP systems is occurring. The Company's new product can accommodate a transition to voice over IP but is not optimized for an all IP solution. The Company's new product supports a transition from traditional communications access networks to cell-based networks and the co-existence of circuit and cell-based services. Potential competitors pursuing cell-based network access solutions include, but are not limited to, Cisco Systems.

GOVERNMENT REGULATIONS

Telephone companies are subject to extensive regulations. Both the federal and state govements regulate the provision of basic and other telecommunications services. The 1996 Telecommunications Reform Act was intended to liberalize the regulations that govern the telephone companies, which constitute the Company's primary market. In addition, this law permits the entry of other network operators into the telecommunications marketplace. The expectation of increased competition for local residential narrowband and broadband services has failed to occur, resulting in, along with other factors, delayed deployment of the Company's FLX-2500 product. Some progress has been made in providing a regulatory environment that encourages telephone companies to modernize their networks. The FCC has recognized that current rules are discouraging modernization and are now proposing changed rules to improve the situation. Progress has been slow and the Company does not expect change to occur in the near term. Prior to using the Company's FLX-2500 product to provide video programming in their service territories, telephone companies are required either to obtain cable television franchises from the relevant local governments or comply with federal statutory and regulatory requirements governing "open video system" operators. Telephone companies offer data services today and require no special government approval to deliver such services other than the normal state and federal regulations for basic and other telecommunications services. Therefore, the Company expects regulatory barriers to market demand for the Company's New Platform will be lower than was the case with the Company's FLX Platform.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RESEARCH AND PRODUCT DEVELOPMENT

As discussed earlier, the Company's strategy entails three development efforts. The first initiative is a Research and Development Agreement (the "R & D Agreement") with Lucent, for the Company to develop products for Lucent's new AnyMedia digital loop carrier product. Under the R & D Agreement, Lucent has committed to pay the Company at least $21 million over a three year period for specific development projects completed by the Company. The Company and Lucent will co-own the technology developed by the Company, subject to certain restrictions on use by the Company. The second initiative involves a partnership of the Company and Bosch Telecom to develop a global new generation access product that meets an emerging global access standard known as FSAN (Full Service Access Network). The FSAN architecture is a high bandwidth, asynchronous transmission, and passive optical network similar to the FLX-2500 architecture, which will be used as the foundation for the new product. Last, the Company is developing its own advanced access platform which will combine the Company's core technologies, ATM, xDSL and Optics, with technology gained through the Company's AnyMedia development for Lucent and technology license agreements discussed earlier. The new generation access product is being developed to be complementary to the AnyMedia product line and is intended to position the Company for more near-term revenue opportunity based on current telephone business models once the product is completed. This new product approach represents a significant change from prior efforts, which were based on the assumption that telephone companies would enter the video business using an integrated platform. The AnyMedia, FSAN and the Company's new access platform products are in the design process with market introductions expected within 12 months for the AnyMedia and internally developed access platform, and 24 months or more for the FSAN platform. The Company's access platform development is on schedule and early milestones have been successfully achieved. Early product prototypes are scheduled for mid 1999. There can be no assurances as to the success of these products or the timely achievement of the Company's development schedule. If the development projects underway for Lucent's AnyMedia product are delayed or significant development milestones are not reached, the Company would not receive payments under the R & D Agreements. (See Products Section.)

In 1997, the Company completed the development of the FLX-2500, a second-generation Fiber Loop Access (FLX) System, although there were substantial development delays for the FLX-2500. Units have been delivered for system integration and testing, and are being trialed at SBC and RCN for telephony services and Telus in Canada for data services. The Company will support the FLX-2500 product with sustaining engineering resources but has reallocated most of its engineering talent to support AnyMedia product development for Lucent and the development of its own advanced access platform, as well as analyzing the impact of the FSAN global access effort.

The Company's products are expected to continue to evolve because (1) advances in technology and applications of its technology will result in cost and reliability improvements; (2) constant evaluation and implementation of customer application requirements in the form of new features and feature enhancements; and (3) development of spin-off products to support the SDB broadband network deployment or deployment of the new products that could provide additional sources of revenue. To further penetrate the market and expand into other areas of telecommunications, the Company engages in a continuing program of research and product development. The success of future development efforts will depend on, among other factors, the Company's ability to attract and retain qualified design and

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RESEARCH AND PRODUCT DEVELOPMENT (CONTINUED)

development personnel who are in great demand and limited supply. There can be no assurance as to the success of the Company's research and development effort, nor the timing of such effort leading to products being available for customer shipments.

The Company's research and product development costs charged to expense were approximately $18.7 million, $28.1 million, and $22.8 million for the years ended December 31, 1998, 1997, and 1996, respectively. Approximately $1.5 million of AnyMedia research and development costs were charged to cost of sales in 1998. No software development costs were capitalized in 1998, 1997, or 1996.

SALES, MARKETING AND CUSTOMER SUPPORT

As a result of implementation of the Company's strategic initiatives, the sales and marketing organization has been realigned. As part of the new agreement with Lucent, the Company provides marketing and customer services support to Lucent for SDBAS to fulfill existing customer requirements. Additionally, the Company's marketing is focused on evaluation and management of product synergies between the Lucent AnyMedia system and the Company's new generation access product under development. The Company will continue to support the Bosch FSAN initiative as part of the recent Alliance Agreement. As both Lucent and Bosch have direct sales responsibility within their target markets for the Company's existing products, the Company's direct sales force requirements have been diminished in the near term and the sales organization has been realigned appropriately. The Company's sales and marketing resources maintain contact with the existing customer base as well as key personnel in new companies in the CLEC markets and potential ILEC customers relating to making and implementing business decisions, technical and operational decisions and purchasing, evaluating and deploying loop access systems.

The Company's sales, marketing and customer services personnel have substantial prior experience marketing products to the RBOCs, GTE, Sprint, other ILECs, CLEC and IXC (Interexchange Carrier) market places. The Company believes that the knowledge within these organizations about the personnel, business plans and operating procedures of the ILEC, CLEC and IXC companies are important factors in the Company's sales and marketing efforts. Retaining key marketing personnel will be a substantial challenge while the Company lacks a marketable product. The Company's customer services organization's primary responsibility is to provide support to the customers in engineering, installing, maintaining and operating the Company's existing products. This involves close coordination with technical and operational personnel of the telephone companies.

Customer support personnel also assist the Company's marketing and research and development groups by conveying to both groups the needs of the telephone companies that have been communicated by telephone company operations personnel. In addition, customer support personnel provide documentation, training and technical assistance to the Company's customers.

MANUFACTURING AND SUPPLIES

The Company depends on third party suppliers for the continued availability of components, materials, and services including most printed circuit board assemblies. In large part, final assembly and testing are

                          BROADBAND TECHNOLOGIES, INC.
                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MANUFACTURING AND SUPPLIES (CONTINUED)

performed by the Company's personnel at the Company's manufacturing facility. The Company tests its products extensively prior to shipment to the customer, using automated testing equipment and processes that incorporate proprietary procedures. The Company has the in-house capability to test all of its components and products for compliance to design specifications, with emphasis on simulation of electrical and optical signals as they relate to the commercial market place. Furthermore, the Company possesses substantial knowledge, equipment and processes for reliability, testing a broad range of thermal variation as the products may be subjected to from time to time.

Many of the components used in the Company's products are standard parts available from multiple sources. However, certain electronic, mechanical electro-optic components used in the Company's products are currently primarily available only from single sources, and other components are available from only a limited number of sources. The Company continues to actively review its supplier base to meet and upgrade its technological and service requirements. New suppliers are carefully evaluated; however, some may prove to be unreliable sources of supply.

To date, the Company has experienced minimal supply problems, all of which have been managed positively, although the Company has never sold sufficient volumes of products to require large volumes of parts or materials. The Company expects to continue, for the foreseeable future, its strategy of having its products' subsystems and components manufactured by third parties.

On February 4, 1998 the Company and Lucent executed a Manufacturing Agreement, an agreement for Lucent to act as an Original Equipment Manufacturer (OEM) supplier to the Company and an agreement for the Company to act as an OEM to Lucent. Neither Lucent nor the Company has identified any products to be manufactured under their respective OEM Agreements. Furthermore, there is no firm commitment by either party to any volume, although both parties continue to evaluate the feasibility of the arrangement from time to time. Commercial considerations, not limited to price, quality and competition, shall govern these decisions.

The Manufacturing Agreement is the only agreement between the Company and Lucent that contains guaranteed volumes or cash payments in lieu of volume. The Manufacturing Agreement provides the Company with contract manufacturing of Lucent products to absorb $18 million of the cost to the Company of maintaining its manufacturing operations for three years. If Lucent fails to provide orders for products in sufficient volume to absorb $18 million, Lucent will pay the Company the amount that is not absorbed by Lucent's orders. In the second half of 1998, the Company and Lucent identified a Lucent designed product for the Company to manufacture. The Company has performed a preliminary manufacturability review, and pricing quotation and contractual negotiations are underway between the parties. There is no firm commitment at this time from Lucent to award this contract to the Company and there is no guarantee, once awarded, as to the longevity, volume, or financial impact to the Company.

The Company continues to investigate other partners to increase utilization of its manufacturing resources and supplier base, although at this time no guarantees of volume exist from any such business relationships.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

BACKLOG

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to December 31, 1999. The aggregate sales price of orders received and included in backlog was approximately $.3 million and $.9 million on December 31, 1998 and December 31, 1997, respectively. The decrease in backlog is due to the change in strategy due to regulatory environments which resulted in low demand for the product, as well as to customer delays in moving into the video business, the Company's current product development cycle for its new product to be introduced in early 2000 and Lucent's transition to its AnyMedia product. The Company believes that the orders included in the backlog are firm orders and will be shipped prior to December 31, 1999. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so.

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

In 1996, as competitors announced competing products, the Company began to focus greater attention on assessing its intellectual property. The Company is continuing such efforts and intends to protect its intellectual property in a manner that maximizes its business opportunity. The Company believes that its patents provide a competitive advantage over other providers of switched digital broadband products.

There can be no assurance, however, that the patents of the Company will be enforceable or that competitors will not be able to develop products that do not infringe upon the patents of the Company. The Company, on March 18, 1997, brought an infringement action against General Instrument Corporation. On
March 19, 1997, Next Level Communications, a subsidiary of General Instrument Corporation, commenced a legal action against the Company in the U.S. District Court for the Northern District of California. (Next Level Communications v. BroadBand Technologies, Inc., Civil Action No. C-97-0960), seeking, among other things, to have the Company's U.S. Patent No. 5,457,560 ("the 560 patent") declared invalid and unenforceable, alleging antitrust violations based upon the suit against General Instrument, alleging that the Company is infringing two patents of General Instrument Corporation relating to the encoding and decoding of digital video and seeking an injunction against further infringement. The Company on February 18, 1998 counterclaimed against Next Level Communications for infringement of the 560 patent.

On April 29, 1998, the Company, Next Level Communications and General Instrument Corporation announced they had ended their patent litigation. As part of the settlement, both complaints were dismissed with prejudice. As part of the settlement, Next Level agreed to pay the Company $5 million and the Company and Next Level have entered into a perpetual cross license of patents applied for, issued currently, or issued during the next five years. General Instruments also agreed to grant the Company a covenant not to sue on all General Instruments patents applied for, currently issued, or issued during the next five years.

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

The Company transferred to Bosch ownership rights to its international patents and international patent applications, co-ownership rights to its US and Canadian patents, and co-ownership rights to other intellectual property used in the Company's iFLX(TM) product, which is the international version of its FLX-2500 product. In return for the transfer of intellectual property rights for its iFLX(TM) product, Bosch paid the Company $10 million and agreed to pay an additional $2 million upon the earlier of completion of Bosch's first FSAN product or August 31, 1999, whichever occurs first.

The Company is continuing to pursue patent protection for its intellectual property. In the course of developing its advanced access platform, several potential patent applications have been identified and are being pursued.

Because of the existence of a large number of patents in the telecommunications field and the rapid rate of issuance of new patents, some components of the Company's products may be covered by existing patents, without the Company's knowledge. If so, the Company believes that, based upon industry practices, necessary licenses or rights under such patents may be obtained on terms that would not have a materially adverse financial affect on the Company.

The Company has received Notice of Publication for registration for "BBT," "FLX" and "BroadBand Technologies" as trademarks for use in the United States. In addition to the patent protection described above, the Company protects its software through contractual arrangements with its customers and through copyright protection procedures.

EMPLOYEES

As of December 31, 1998, the Company had a total of 234 employees. The Company is not a party to any collective bargaining agreement.

ENVIRONMENTAL AFFAIRS

The Company's manufacturing operations are subject to numerous federal, state, and local laws and regulations designed to protect the environment. There are no administrative or judicial proceedings pending or threatened against the Company alleging violations of such environmental laws or regulations. Compliance with these laws and regulations has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, and competitive position of the Company.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS

In connection with the "Safe Harbor" provisions of the private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements contained in this document include statements about the Company's relationship with Lucent, Lucent's new AnyMedia product, the Company's relationship with Bosch, the future of the Company's FLX-1100 and FLX-2500 products, the Company's New Platform, a new generation access product the Company is developing, migration of the FLX-2500 to FSAN, the regulatory environment in which the Company's customers operate, the expected action of customers, corporate partners, and competitors, future expense reductions, restructuring negotiations with creditors and future financial requirements. Forward looking statements herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. These risks include, but are not limited to, the following:

NEW PLATFORM DEVELOPMENT

To survive, the Company must develop on schedule a new generation access product, the New Platform, that can compete in the market on price, architecture, features and other factors. Development of such a new generation access product by the Company will be subject to significant technical and other challenges and will require a substantial investment of money and time. There can be no assurance that the Company will be able to develop a new generation access product, or that any product it develops will be attractive to customers and priced competitively with the products of competitors, including Lucent.

BOSCH RELATIONSHIP

Although management believes the Alliance Agreement with Bosch offers certain opportunities to the Company, the relationship includes certain risks as well. There can be no assurances the new relationship with Bosch will meet the Company's expectations. The Company's relationship with Bosch, which was designed to leverage the Company's intellectual property and other resources, may also adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of restrictions contained in the Alliance Agreement relating to a change of control of the Company and restrictions on the Company sublicensing. Decisions by Bosch or rumors of a decision by Bosch that changes Bosch's relationship with the Company may have an adverse affect on the market price of the stock of the Company. In addition, although initially there will be geographic restrictions on where the Company and Bosch can sell FSAN products, the Alliance Agreement provides these restrictions will terminate and eventually the FSAN products of the Company and Bosch will compete with one another in the same markets. There can be no assurance the Company will be able to compete with Bosch, which has substantially greater resources than the Company. Such competition could adversely affect the Company.

Given the current regulatory and customer environment which have delayed market acceptance of the Company's FLX-2500 product, there can be no assurance that there will be market demand for any FSAN products of either the Company or Bosch. Under the Alliance Agreement, there is no commitment by Bosch to complete development of FSAN products, if sufficient market demand does not develop.
In such case, Bosch is free to cease its development efforts; in which case, the Company will

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

BOSCH RELATIONSHIP (CONTINUED)

not achieve all the benefits contemplated by this Agreement. If Bosch completes its development of FSAN products, there can be no assurance such products will be competitive with the FSAN and other products of other telecommunications equipment suppliers.

LUCENT RELATIONSHIP

Although management believes the new relationship with Lucent has provided certain revenue opportunities to the Company and will continue to do so, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the Company and Lucent relating to SDBAS, arising out of the November 1995 exclusive agreement, did not meet the Company's expectations and resulted in substantially lower than expected sales volume. There can be no assurances the new relationship with Lucent will not also fail to meet the Company's expectations. The Company's relationship with Lucent also may adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of certain restrictions contained in the new Lucent agreements including change of control provisions. Decisions by Lucent or rumors of a decision by Lucent that changes Lucent's relationship with the Company may have an adverse affect on the market price of the stock of the Company. In addition, Lucent is a vendor of digital loop carrier products and the Company's product may compete with Lucent in some circumstances. Such competition could adversely affect the ability of the Company and Lucent to cooperate to the extent required under their agreements.

CONVERTIBLE SUBORDINATED DEBENTURES

In May 1996, the Company sold $115 million of 5% convertible five-year notes due May 15, 2001, with interest payable on May 15 and November 15 of each year. The Company expects that additional equity and/or debt financing will be required to repay the notes when they become due. Failure to pay principal and interest when due would have a material adverse affect on the Company. If the Company's new business strategy fails to generate investor confidence in the Company's ability to generate future revenue and profits, the Company would not be able to obtain the additional financing it will require to repay the notes when the notes become due, or will not obtain such financing on terms favorable to the Company and its shareholders.

The Company is currently negotiating with representatives of a majority of the convertible notes to restructure the debt. Although progress has been made on defining the issues related to the restructuring of the subordinated notes, to date the Company and the noteholders have not been able to agree upon a restructuring plan. There is no assurance that the Company will be successful in implementing a debt-restructuring plan that will meet the financial goals of the Company. Implementation of a debt-restructuring plan may result in the reduction of the cash resources of the Company, dilution of the equity of the Company, an increase in interest payments by the Company and/or other adverse consequences.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

Failure to implement a debt restructuring plan could result in customers, partners, employees, and vendors questioning the ability of the Company to meet its commitments and its ability to implement its business plan, which would have a material adverse affect on the Company. In addition, if the noteholders and the Company fail to agree upon a restructuring plan, the noteholders may seek through legal action or other means to prevent the Company from expending further resources to implement its business plan.

NASDAQ DELISTING/OVER THE COUNTER BULLETIN BOARD

On February 12, 1999 the Company's shares of Common Stock were delisted from the Nasdaq National Market for failure to achieve compliance with continued listing criteria.

The Company's shares are now traded on the Over The Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter (OTC) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock, experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of the Company's securities have been, and will continue to be, materially adversely affected by the delisting and subsequent trading on the OTCBB.

In addition, the value of stock options of the Company's management and employees has declined as a result of the delisting, along with other financial reasons, both as a result of lower market prices and lower trading volume, which makes resales of stock by employees more difficult. The foregoing could have a material adverse affect on the ability of the Company to recruit and retain key personnel unless the Company provides other recruiting and retention incentives which will be expensive. Failure to recruit and retain key employees, however, would have a material adverse affect on the Company's ability to implement its business plan, including its ability to develop its New Platform.

The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, partners, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all these risks have had and are likely to have a material adverse affect on the market price of the securities of the Company. With the substantially lower trading volumes that have occurred since delisting and are likely to occur in the future, the foregoing factors are likely to have a greater adverse impact on the market price of the Company's securities.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

SALES OF THE SDBAS PRODUCT

Sales of the joint BroadBand/Lucent SDBAS product in the United States and Canada are substantially dependent on the competitiveness and performance of Lucent's product capability. Under its new agreement with Lucent, the Company has no active distribution role and is totally dependent upon Lucent for the sales and marketing of the SDBAS product in the United States and Canada. If customers require the Company to produce small volumes of its current FLX-2500 product or to upgrade its current FLX-2500 product without placing large volume orders, the Company may incur expenses substantially in excess of revenues generated. The Company will support the FLX-2500 product with sustaining engineering resources but has reallocated most of its engineering talent to support AnyMedia product development for Lucent and the development of its own advanced access platform, as well as analyzing the impact of the FSAN global access effort.

The Company's current contracts with Lucent are forward priced, requiring the Company to deliver its FLX-2500 products at prices, and to invest to upgrade its product, such that sales of the FLX-2500 products will be profitable only at high volumes. Other than the Manufacturing Agreement, the contracts with Lucent contain no minimum volume purchase commitment, and regulatory/market factors make it unlikely that high volume demand will develop in the near term. In addition, the Company is not required to market its planned new generation access product through Lucent.

OTHER FACTORS

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Accordingly, except for the R & D development contracts, contract manufacturing and potential OEM revenues from the new agreements with Lucent, the Company anticipates low product sales volume until its new generation access product is introduced into the market in early 2000.

To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its current products and future products, including the new generation access product the Company is developing, as well as upgrades to the Company's products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. Development efforts are in place and many challenges exist to successful development. In particular, the Company will need to attract additional engineers who have hardware and software experience in digital loop carrier products, as well as retain its current key engineers. The Company is also managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing initiatives. There can be no assurance the Company will be successful in such effort.

Failure of the Company to meet its development goals will have a material adverse affect on the Company. Notwithstanding successful development by the Company, competitors already are selling products to customers in the market targeted by the Company and competitors may develop new competing technology and products that are more attractive to customers than are the technologies and

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

OTHER FACTORS (CONTINUED)

products of the Company and may offer such products at materially lower prices. The Company expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength.

Other factors include the possibility that telephone companies may not widely deploy all or part of the Company's current or future products in their local distribution networks or may require expensive upgrades to the Company's current product. For example, during 1997, SBC decided to discontinue the video portion of its trial in Richardson, Texas, which was attributed to federal regulatory actions which forced SBC to sell its wireless services and network to new competitors at prices below actual cost. Also, the Company's current and future products must meet the industry standards established by Bell Communications Research and must be compatible with the products of other telephone company suppliers, including competitors of the Company. Additionally, regulatory delays may continue to impede competition in the local loop, which may delay the rollout of the Company's new generation access products.

As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment, or until small volumes of new products are adequately field tested. Announcements by Lucent of its new digital loop carrier product, AnyMedia, had this adverse affect on sales of the Company's FLX-2500 product and the same could occur in the future with respect to the New Platform the Company is developing.

In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend contributes to the variability of the Company's results and is expected to intensify, accelerated by merger activity among the Company's major customers and network operators. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Company resources and in general require investments that may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays and potential penalties for non-performance. For example, customers have requested that products be priced based on volume estimates of customers' future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated could result in negative margins on product sales. Certain multi-year contracts may relate to new technologies, which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts, which would be recognized in the quarter in which they became ascertainable. Future estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $175.8 million as of

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

OTHER FACTORS (CONTINUED)

December 31, 1998, has never been profitable on an annual basis and may never achieve profitability. The Company will require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

The Company is dependent upon Lucent for greater than 80% of its projected 1999 revenue and will remain substantially dependent upon Lucent until the Company develops and successfully markets its New Platform. Failure by the Company or Lucent to comply with existing agreements would have a material adverse affect on the Company.

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

YEAR 2000

The Company has conducted a review of its products and internal systems with regard to year 2000 compliance, and is developing corrections to minor problems that have been identified to date. The Company has prepared a formal plan that mitigates the exposure. The Company anticipates that it will incur total pre-tax expenses of less than $200,000 in connection with correction of year 2000 problems, including products that have been deployed as well as internal systems. Based on information available at this time, the Company does not believe that the cost of remedial actions will have a material adverse affect on the Company's results of operations and financial condition. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections as the formal plan is implemented. Failure to implement such changes could have an adverse affect on future results of operations. The Company has sought confirmation from its suppliers and customers that Year 2000 problems will not disrupt their relationships with the Company. Many vendors have not provided the Company with adequate assurances that their Year 2000 problems will not delay shipments to the Company. The Company does not know whether the inability of vendors to provide assurance results from real problems of vendors, the desire of vendors not to make representations that may later subject them to liability exposure or other reasons. Therefore, there can be no assurance that the Year 2000 problems of vendors will not have an adverse affect on the Company.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

YEAR 2000 (CONTINUED)

The Company plans to begin marketing its New Platform in 2000. If potential customers for the New Platform, are experiencing problems related to Year 2000 issues, the Company's marketing efforts may be adversely affected by customers expending resources to address Year 2000 problems or by revenue losses or higher operating expenses by potential customers resulting from their Year 2000 problems.

ITEM 2. PROPERTIES

The Company leases approximately 97,000 square feet in an office park located outside of Research Triangle Park, North Carolina. Substantially all of the business operations of the Company are conducted at this facility. The lease had an original term, which commenced in April 1993 and terminated in December 1998, with two three-year renewal options. In June 1998, the Company entered into a five year noncancelable sublease agreement for 19,300 square feet of its office space with Bosch. The Company renewed the facility lease on December 28, 1998 for a five year term ending in December 2003. The Company believes that the above described facilities are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

The Company's Common Stock, $.01 par value, is traded in the over-the-counter market and is quoted on the Over The Counter Bulletin Board under the symbol "BBTK." Prior to February 12, 1999, the Company was quoted on the Nasdaq National Market System, also under the symbol "BBTK." The following tables set forth the high and low daily bid prices for each quarter during the past two fiscal years as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS (CONTINUED)

1998                                 LOW                               HIGH
----                                 ---                               ----

First Quarter                        $3.75                              $8.25
Second Quarter                        4.12                               9.12
Third Quarter                         2.12                               5.18
Fourth Quarter                        1.19                               4.94

1997                                 LOW                               HIGH
----                                 ---                               ----

First Quarter                        $8.75                             $17.75
Second Quarter                        6.63                              11.00
Third Quarter                         7.37                              11.50
Fourth Quarter                        3.50                               8.75

No cash dividends have been declared or paid by the Company, and the Company has no present intention of declaring a cash dividend.

As of March 26, 1999, there were approximately 8,000 holders of record and beneficiary shareholders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain condensed statement of income and balance sheet information of the Company for the five years ended December 31, 1998. This summary should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. All amounts, except per share amounts, are presented in thousands. No cash dividends have been declared or paid in any of the years presented.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                  1998          1997           1996           1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Statement of Income Data
Revenues
  Product sales & contract revenues                              $8,276        $15,012        $23,144        $22,705        $27,012
  Services revenue                                                3,341             --             --             --             --
  Nonrefundable prepayment revenue                              10,700             --             --             --             --
  Technology transfer & license agreement                        17,000             --             --             --             --
                                                               ---------------------------------------------------------------------
Net Revenues                                                    $39,317        $15,012        $23,144        $22,705        $27,012

Costs & Expenses
   Cost of sales                                                 $7,105        $12,297        $21,744        $23,917        $27,908
   Research and development                                      18,747         28,062         22,785         19,434         15,422
   Selling, general & administrative                             14,623         13,725         11,648         11,627         11,284
   Restructuring costs                                            2,578             --             --             --             --
   Performance fees & obsolete equipment                             --          1,841             --             --             --
                                                               ---------------------------------------------------------------------
Total Expenses                                                  $43,053        $55,925        $56,177        $54,978        $54,614

Operating Loss                                                  ($3,736)       (40,913)       (33,033)       (32,273)       (27,602)
Other Income(Expense), Net                                          975          1,092          2,014          4,371          3,432
                                                               ---------------------------------------------------------------------
Net Loss                                                        ($2,761)      ($39,821)      ($31,019)      ($27,902)      ($24,170)
                                                               =====================================================================

Average Common Outstanding Shares                                13,411         13,278         13,200         13,092         13,030
                                                               =====================================================================

Loss Per Share                                                   ($0.21)        ($3.00)        ($2.35)        ($2.13)        ($1.85)
                                                               =====================================================================

Balance Sheet Data (Dec. 31)
Cash, Cash Equivalents & Investments, including
restricted cash                                                $106,030       $117,152       $148,758        $65,351        $80,290
Total Assets                                                    124,608        135,918        171,347         85,958         96,371


Long-term debt                                                 $115,000        115,000        115,000             43            331
Total Stockholders' (Deficit) Equity                           ($12,878)      ($10,461)       $28,901        $58,868        $79,379
                                                               =====================================================================

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Net revenues in 1998 were $39.3 million, compared to $15.0 million in 1997 and $23.1 million in 1996. Revenues for 1998 reflect the recognition of $27.7 million of one-time items including: a) $13.0 million from nonrefundable prepayments received in prior years, offset by $2.3 million of certain potential contractual obligations incurred as a result of the February 4, 1998 agreement with Lucent Technologies; b) $5.0 million of revenue associated with the settlement of the patent litigation and perpetual cross license agreement with Next Level Communications; and c) $12.0 million for cross transfer of intellectual property relating to the alliance with Bosch Telecom GmbH and Bosch Telecom, Inc. Revenues for 1998 also include $3.3 million of services revenue from development projects from the new agreements with Lucent Technologies. (See Recent Developments - Lucent R & D Projects and Bosch Relationship)

Product sales and contract revenues from the FLX-2500 platform and related software plus some shipments from the Company's First Generation product were $8.3 million for 1998, compared to $15.0 million in 1997 and $23.1 million in 1996. The decline in product sales and contract revenues reflect the reduced demand of the FLX-2500, which is dependent upon sales of Lucent's Switched Digital Broadband Access System (SDBAS). Lucent's new AnyMedia product will provide Lucent's customers with an alternative to SDBAS. The demand for the FLX-2500 product, as well as the Company's first generation product, the FLX-1100, has been adversely affected due to the long evaluation and implementation process typical of major communication infrastructure changes, regulatory uncertainties and other factors. In light of the foregoing, the Company has ceased devoting resources to actively market its FLX Platform product and does not expect significant future revenues from the FLX-2500 or the FLX-1100. (See Item 1, Business: Recent Developments and Risk Factors.)

COST OF REVENUES AND GROSS MARGIN

Cost of sales for 1998 were $7.1 million, compared to $12.3 million in 1997 and $21.7 million in 1996. Gross margin as a percent of revenues was 39% in 1998, excluding the $27.7 million one-time revenues, compared to 18% in 1997 and 6% in 1996. The improved gross margin for 1998 reflects the services revenue attributed to the Lucent R & D and Manufacturing Agreements and reductions to warranty reserves no longer required as a result of the Company's new corporate strategy. The gross margin improvement was partially offset by the establishment of an inventory reserve for most of the FLX-2500 inventory related to Lucent's SDBAS product. The improved gross margin for 1997 is a result of a change in product mix and higher fee revenues as compared to the prior years.

The Company has also forward priced certain contracts in anticipation of large volumes, which may or may not occur. Consequently, the Company expects that price competition could have an adverse impact on the Company's margins. The Company's ability to continue to meet its cost reduction goals on current and future products could have a material affect on the Company's profitability. The Company's margins are expected to fluctuate due to the uncertainty of shipments of the existing and new products under development, as well as a higher mix of services revenue from the Lucent Agreements. (See Item 1, Business: Risk Factors.)

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for 1998 were $18.8 million, compared to $28.1 million in 1997 and $22.8 million in 1996. The decrease in 1998 was due primarily to the cost savings associated with the transfer of 44 engineering employees as part of the Bosch alliance consummated during the second quarter of 1998. (See Item 1 - Business.) Also, the Company's ability to reduce development expenses associated with the Company's New Platform access product by incorporating some costs into the New Platform technology being developed with Lucent has favorably impacted research and development expenses. Increases in research and development expenses for 1997 and 1996 were primarily the result of additional resources engaged in the development of the hardware and software for the Company's FLX-2500 platform, and enhancements and support for its FLX-1100 product. These resources have since been redirected in accordance with the Company's new product development.

The Company anticipates that research and development expenses will increase in 1999 as development of its new generation access product continues, and those expenses will likely be pressured by a continued tight labor market in the Research Triangle Park area of North Carolina and extremely competitive engineering salaries for its development staff. (See Item 1, Business: Recent Developments and Risk Factors.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 1998 were $14.6 million, compared to $13.7 million in 1997 and $11.6 million in 1996. These expenses include support of service, sales, marketing resources, legal expenses, and executive severance costs as well as administrative requirements. The increase in 1998 was due primarily to increased legal expenses resulting from the settlement in the second quarter of the Company's patent infringement lawsuit against Next Level Communications, L.P. and General Instrument Corporation; however, lower selling expenses partially offset this increase resulting from reduced sales activity by the Company of the Company's FLX-2500 in connection with Lucent's SDBAS product as part of the Company's new agreement with Lucent. The increase in expenses in 1997 over 1996 resulted from patent litigation costs, consulting and legal fees for the Lucent agreements, as well as additional compensation expenses associated with the Company's appointment of a new Chief Executive Officer effective April 1, 1997.

Selling expenses are expected to increase in the second half of 1999 as the Company reestablishes a sales force for its New Platform access product. Additionally, the Company expects to incur a significant increase in legal and financial advisory fees in connection with its current efforts to restructure the $115 million 5% convertible subordinated notes due in May 2001, whether or not its efforts are successful. (See Item 1, Business: Recent Developments and Risk Factors.)

RESTRUCTURING COSTS

The Company determined in 1998 that a restructuring charge of $2.6 million was required to cover the cost of implementing its new strategy. This amount includes charges of $0.7 million for FLX-2500 inventory reserves, a write-off of $0.6 million for lab and computer equipment, as well as $1.2 million

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING COSTS (CONTINUED)

for employee transfer and severance expenses and $0.1 million of other costs. (See Item 1, Business: Recent Developments.)

PERFORMANCE FEES AND OBSOLETE EQUIPMENT

In 1997, delays by Lucent and the Company in delivering the SDBAS product to Bell Atlantic caused the Company to pay approximately $1 million of performance fees. Additionally, in 1997, the Company recorded a one-time charge of approximately $.9 million for the write-off of obsolete test equipment.

OTHER INCOME AND (EXPENSE)

The other income (expense) consists primarily of net interest income earned on cash, cash equivalents and both short and long-term investment balances during 1998 of $1.0 million, compared to $1.1 million and $2.0 million in 1997 and 1996, respectively. Included in the 1998 balance of $1.0 million is $0.7 million of other income from the gain on the sale of equipment resulting from the closing of the Bosch Strategic Alliance. Excluding this gain, the actual net interest income actually decreased from 1997 due to lower available cash balances and lower short-term and long-term interest rates. The increase in interest income for 1997 as compared to 1996 was the result of higher average cash balances than the prior year. The increase in interest expense for 1998 and 1997, as compared to 1996, was the result of interest expense on the convertible note offering in May 1996. The Company expects interest expense to begin to exceed interest income in future periods as the Company's cash balance is reduced. A restructuring of the Company's $115 million of convertible notes would also be likely to result in a substantial increase in interest expense. (See Item 1, Business: Recent Developments.)

NET LOSS

The net loss for 1998 was $2.8 million or $0.21 per share, compared to a net loss of $39.8 million or $3.00 per share in 1997 and $31.0 million or $2.35 per share in 1996. The improvement in the 1998 net loss over 1997 was primarily due to the $27.7 million of one-time revenue and the warranty reserve reduction, which were partially offset by the FLX-2500 inventory reserve, and the restructuring charge. Exclusion of these items would have resulted in a net loss of $31.5 million or $2.35 per share for 1998, compared to $37.9 million or $2.86 per share for 1997, which included $1.9 million in performance fees and obsolete equipment. On an adjusted basis, the 1998 reduced loss is due primarily to reduced research and development expenses. The 1997 net loss increased from 1996, due primarily to lower product sales and increased research and development expenses, as well as selling, general and administrative expenses.

The Company's operating results continue to reflect an unfavorable regulatory environment for its current product and the development stage of the Company's New Platform access product. The Company has completed only the second full quarter of implementation of its new business strategy announced in early 1998 and it expects to continue to incur substantial losses in future periods.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents, short-term investments, and long-term investments decreased by $11.1 million during 1998 to $106.0 million at the end of 1998, compared to $117.2 million at the end of 1997 and $148.8 million at the end of 1996. The 1998 decrease was due primarily to net cash of $8.9 million used in operations and $2.4 million for acquisitions of equipment and software. The 1997 decrease was due primarily to $28.0 million of cash used for operations and $3.9 million used for acquisitions of equipment and software.

The Company had total restricted cash, included in the above amounts, of $11.4 million at the end of 1998, $13.0 million at the end of 1997 and $0.5 million at the end of 1996. The 1998 restricted cash balance consists of $0.2 million for a corporate procurement card, $4.1 million associated with executive compensation for its President and CEO, David E. Orr, and $7.1 million associated with the equity put option agreement entered into April 1997. The details of these restricted cash balances are more fully described in Note 4 (Employment Agreement and Restricted Cash) of the audited financial statements. The 1997 restricted cash balance consisted of a $3.0 million outstanding letter of credit, $4.1 million associated with executive compensation of the Company's President and CEO, and $6.0 million associated with the equity put option.

As more fully described in Note 4 (Employment Agreement and Restricted Cash) of the audited financial statements, the $7.1 million associated with the equity put option agreement will fluctuate based upon the market value of the stock. The restricted cash of $7.1 million is based upon a stock price of $2.94 at December 31, 1998 and in the event the stock price declines further below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. On April 15, 1999, the expiration date of the put option, the Company will be obligated to pay the put option holder the difference between the $9.11 strike price and the lower market price at that time. The Company's maximum obligation would not exceed $9.1 million, assuming the Company purchased and took delivery of the 1.0 million shares hedged under the option agreement; however, if the Company decides not take delivery of those shares and the holder of the put option sells the shares it holds, the obligation could be less than $9.1 million. The delisting of the Company's stock from Nasdaq is likely to have a negative impact on the stock price and thus to increase the Company's obligation under the equity put option due to lower market prices and lower trading volume.

Management expects that cash and cash equivalents, short-term investments at December 31, 1998 and cash generated from the sales of the Company's products and services revenue from the Lucent agreements will be adequate to fund operating requirements and property and equipment expenditures in 1999 and 2000, based on current projections of operations.

The Company issued, on May 17, 1996, $115 million of 5% convertible subordinated notes due May 15, 2001 that entitles the holder to convert the notes into shares of the Company's common stock. Interest is payable on May 15 and November 15 of each year. Additional details on the convertible subordinated

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

notes is more fully described in Note 8 (Long-Term Debt) of the audited financial statements. The Company is current on all interest payments and anticipates making such payments in the future.

The Company expects, however, that additional equity and/or debt financing will be required to repay the $115 million of notes when they become due. Failure to pay principal and interest when due would have a material adverse affect on the Company. If the Company's new business strategy fails to generate investor confidence in the Company's ability to generate future revenue and profits, the Company would not be able to obtain the additional financing it will require to repay the notes when the notes become due, or will not obtain such financing on terms favorable to the Company and its shareholders.

The Company is currently negotiating with representatives of a majority of the convertible notes to restructure the debt. Although progress has been made on defining the issues related to the restructuring of the subordinated notes, to date the Company and the noteholders have not been able to agree upon a restructuring plan. There is no assurance that the Company will be successful in implementing a debt-restructuring plan that will meet the financial goals of the Company. Implementation of a debt-restructuring plan may result in the reduction of the cash resources of the Company, dilution of the equity of the Company, an increase in interest payments by the Company and/or other adverse consequences. Management recognizes the dynamic nature of the telecommunications industry and the possibility that the Company's product initiatives might increase working capital and capital equipment requirements. In such event, the Company would consider appropriate financing alternatives.

YEAR 2000

STATE OF READINESS

The Company has adopted a Year 2000 compliance plan and formed a team for the task of identifying and resolving any Year 2000 issues that may affect its business. The Company's compliance plan has four phases: inventory, assessment, remediation and testing. The Company has completed an inventory of all its computer systems, computer related equipment and products. The Company has conducted a structured review of its products and internal systems with regard to Year 2000 compliance. The Company has designed and tested the field-deployed versions of its products to be Year 2000 compliant. With respect to its internal systems, the Company has completed an assessment and is taking steps to prepare its systems for the Year 2000 date change. The Company expects to substantially complete these efforts by the end of the first quarter of 1999, with extensive testing to continue through 1999.

In addition, the Company faces risks to the extent that suppliers of products, service and systems purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the Year 2000 requirements. The Company is in the process of obtaining assurances from key suppliers with regard to Year 2000 compliance of their products and services to the Company. To date, adequate assurances have not been obtained from many vendors. If such vendors cannot provide the Company with products, services or systems that are Year 2000

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

STATE OF READINESS (CONTINUED)

compliant in a timely manner, the Company's operating results could be materially adversely affected. (See Item 1 - Business: Risk Factors.)

COSTS

The Company anticipates that during 1998 and 1999 it will incur total pre-tax expenses of less than $200,000 in connection with correction of Year 2000 problems, including correction of the Company's products that have been deployed, as well as internal systems. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with modifications of internal systems or products for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third-party software and third-party hardware that contains embedded software.

YEAR 2000 RISKS

Although the Company believes that its Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that the Company will not experience negative consequences as a result of undetected defects or the non-compliance of third parties with whom the Company interacts. Furthermore, than can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If realized, these risks could result in adverse affect on the business, results of operations and financial condition.

CONTINGENCIES

Contingency plans are being evaluated on a case-by-case basis and may vary considerably depending upon the Year 2000 issue to be addressed. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others those described in the paragraphs above. There can be no assurance that the Company will be able to successfully modify on a timely basis its products, services and internal systems to comply with Year 2000 requirements, which failure could have a material adverse affect on the Company's operating results.

NEW PRODUCT RELEASE

The Company plans to begin marketing its New Platform in 2000. If potential customers for the New Platform are experiencing problems related to Year 2000 issues, the Company's marketing efforts may

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

NEW PRODUCT RELEASE (CONTINUED)

be adversely affected by customers expending resources to address Year 2000 problems or by revenue losses by potential customers resulting from their Year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. The Company's investments are classified as both short and long-term investments. All short-term investments are scheduled to mature within twelve (12) months subsequent to December 31, 1998. The Company's long-term investment is scheduled to mature in year 2000.


                                               EXPECTED MATURITY DATES

                                                                                                                Fair Value
(dollars in 000's)                1999               2000       2001          2002       2003      Total         12/31/98
--------------------------------------------------------------------------------------------------------------------------
Assets:
Short-term investments           $48,788              --              --       --         --       $48,788        $48,788
Long-term investments                 --             409              --       --         --           409            409
Average interest rate                  5%              6%

Liabilities:
Long-term debt                        --              --        $115,000       --         --      $115,000        $42,000
Average interest rate                                                 5%

Qualitative Disclosures

The Company's investments are held for non-trading purposes and subject to market risk for interest rates. The Company maintains its short and long-term investments principally in U.S. Treasury Obligations and commercial paper with various financial institutions. These institutions are located in different areas of the United States and the Company's policy is designated to limit exposure to any one institution, as well as credit and maturity risks. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy. While the Company cannot predict or manage future interest rates, management continues to evaluate its investment positions on an ongoing basis.

                          BROADBAND TECHNOLOGIES, INC.

                                  ANNUAL REPORT


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE DISCLOSURES (CONTINUED)

The long-term debt, which accrues interest at a fixed rate of 5%, is subject to market risk for interest rates. The 5% fixed rate may no longer approximate current market prices for such instruments. The Company is currently in the process of negotiating a restructuring of this debt.

The Company is obligated under a stock repurchase agreement with an investment banker for the purchase of up to 1.0 million shares of the Company's Common Stock. The actual number of shares to be purchased and the timing of the purchase are based on the Company's stock price, general market conditions and additional factors. If at April 15, 1999 the market value of the Company's Common Stock is below $9.11, the Company will be obligated to pay the difference between $9.11 and the lower market price at that time. The Company's maximum obligation would not exceed $9.1 million. The Company's obligation under the stock repurchase agreement is subject to market risk regarding the Company's Common Stock. The Company cannot predict or manage market conditions that affect the Company's stock value.

                          BROADBAND TECHNOLOGIES, INC.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          BROADBAND TECHNOLOGIES, INC. - INDEX TO FINANCIAL STATEMENTS

A.  Financial Statements

    Report of Independent Auditors ...........................................35

    Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996 .........................................36

    Balance Sheets as of December 31, 1998 and 1997........................37-38

    Statements of Stockholders' (Deficit) Equity for the years ended
    December 31, 1998, 1997 and 1996 .........................................39

    Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996..........................................40

    Notes to Financial Statements .........................................41-53

B.  Supplemental Financial Information - Unaudited............................54

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
BROADBAND TECHNOLOGIES, INC.


We have audited the accompanying balance sheets of BroadBand Technologies, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BroadBand Technologies, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respect, the information set forth therein.



January 25, 1999
Raleigh, North Carolina

                          BROADBAND TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                                     Year ended December 31
                                                                         1998                 1997                1996
                                                                     ------------------------------------------------------
Revenues:
   Product sales and contract revenues                               $  8,276,105         $ 15,012,117         $ 23,144,003
   Services revenue                                                     3,340,985                   --                   --
   Nonrefundable prepayment revenue (Note 2)                           10,700,000                   --                   --
   Technology transfer & license agreement (Notes 3 & 9)               17,000,000                   --                   --
                                                                     ------------------------------------------------------
   Net revenues                                                        39,317,090           15,012,117           23,144,003
Costs and expenses:
   Cost of sales                                                        7,105,515           12,296,689           21,744,255
   Research and development                                            18,746,581           28,062,349           22,784,948
   Selling, general and administrative                                 14,623,444           13,725,044           11,647,386
   Restructuring costs (Note 3)                                         2,577,678                   --                   --
   Performance fees and obsolete equipment                                     --            1,841,258                   --
                                                                     ------------------------------------------------------
                                                                       43,053,218           55,925,340           56,176,589
                                                                     ------------------------------------------------------

Loss from operations                                                   (3,736,128)         (40,913,223)         (33,032,586)

Other income (expense):
   Interest expense                                                    (6,500,563)          (6,508,486)          (4,063,372)
   Interest income                                                      6,627,467            7,600,754            6,077,545
   Other income (Note 3)                                                  848,513                   --                   --
                                                                     ------------------------------------------------------
Net loss                                                             $ (2,760,711)        $(39,820,955)        $(31,018,413)
                                                                     ======================================================

Net loss per share                                                   $       (.21)        $      (3.00)        $      (2.35)
                                                                     ======================================================

Average number of shares used in per share calculations                13,411,208           13,277,735           13,200,312
                                                                     ======================================================

The accompanying notes are an integral part of these financial statements.

                          BROADBAND TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                                 December 31
                                                                       1998                      1997
                                                                   ---------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                      $  45,403,692             $  47,464,129
    Restricted cash (Note 4)                                           7,283,500                 3,000,000
    Short-term investments (Note 5)                                   48,787,993                41,327,242
    Accounts receivable, trade, less allowances
          $250,879 in 1998 and $0 in 1997                              5,638,024                 2,371,133
    Account receivable other (Note 3)                                  2,000,000                        --
    Inventories (Note 6)                                               1,861,372                 3,214,361
    Prepaid and other current assets                                   1,210,778                 1,546,464
                                                                   ---------------------------------------
Total current assets                                                 112,185,359                98,923,329

Long-term investments (Note 5)                                           408,780                15,328,088
Restricted cash (Note 4)                                               4,146,563                10,032,807

Furniture, fixtures and equipment:
    Equipment                                                         14,626,531                19,124,144
    Software                                                           4,804,929                 4,794,490
    Furniture and fixtures                                               723,411                   709,884
    Leasehold improvements                                             1,316,276                 1,296,647
                                                                   ---------------------------------------
                                                                      21,471,147                25,925,165
Accumulated depreciation and amortization                            (15,381,974)              (16,817,060)
                                                                   ---------------------------------------
Net furniture, fixtures and equipment                                  6,089,173                 9,108,105

Deferred debt issuance costs, (net of accumulated
   amortization of $1,959,713 in 1998 and $1,212,213 in
   1997) (Note 8)
                                                                       1,777,787                 2,525,287




                                                                   ---------------------------------------
Total assets                                                       $ 124,607,662             $ 135,917,616
                                                                   =======================================

                          BROADBAND TECHNOLOGIES, INC.



                                 BALANCE SHEETS

                                                                                               December 31
                                                                                       1998                 1997
                                                                                   ----------------------------------
Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable                                                                $   3,244,472        $   2,590,271
   Accrued expenses                                                                    5,912,028            5,953,541
   Deferred revenue (Note 2)                                                           5,659,015            1,031,000
   Deposits                                                                            3,245,072            3,263,134
   Accrued warranty reserve                                                              724,851            4,940,427
                                                                                   ----------------------------------
Total current liabilities                                                             18,785,438           17,778,373

Long-term:
   Deposits (Note 2)                                                                          --           13,000,000
   Convertible debt  (Note 8)                                                        115,000,000          115,000,000
   Deferred compensation  (Note 4)                                                     1,400,000              600,000
   Other liabilities (Note 2)                                                          2,300,000                   --
                                                                                   ----------------------------------
Total long-term liabilities                                                          118,700,000          128,600,000

Commitments (Notes 4, 7, & 9)                                                                 --                   --

Stockholders' deficit:
   Series A preferred stock, $ .01 par value; 100,000 shares authorized; no
     shares issued and outstanding                                                            --                   --
   Convertible preferred stock, $.01 par value; 7,500,000 shares authorized;
     no shares issued and outstanding                                                         --                   --
   Common stock, $.01 par value; 30,000,000 shares authorized;
     13,436,686 and 13,380,243 shares outstanding                                        134,367              133,802
    Additional paid-in capital                                                       163,428,408          163,285,281
    Deferred compensation (Note 4)                                                      (650,000)            (850,000)
    Accumulated deficit                                                             (175,790,551)        (173,029,840)
                                                                                   ----------------------------------
Total stockholders' deficit                                                          (12,877,776)         (10,460,757)
                                                                                   ==================================
Total liabilities and stockholders' deficit                                        $ 124,607,662        $ 135,917,616
                                                                                   ==================================


The accompanying notes are an integral part of these financial statements.

                                                    BROADBAND TECHNOLOGIES, INC.

                                            STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                      Common         Additional
                                                      Stock            Paid-In        Deferred        Accumulated
                                                    Par Value          Capital      Compensation         Deficit          Total
                                                  ---------------------------------------------------------------------------------
 Balance at December 31, 1995                     $     131,512    $ 160,927,240    $          --    $(102,190,472)   $  58,868,280
   Exercise of stock options for 89,225 shares              892          846,929               --               --          847,821
   Issuance of 9,119 shares under 401(k) plan                91          203,460               --               --          203,551
   Net loss for the year                                     --               --               --      (31,018,413)     (31,018,413)
                                                  ---------------------------------------------------------------------------------
 Balance at December 31, 1996                     $     132,495    $ 161,977,629               --    $(133,208,885)   $  28,901,239
   Exercise of stock options for 25,097 shares              251           73,840               --               --           74,091
   Issuance of 25,635 shares for 401(k) Plan                256          234,612               --               --          234,868
   Restricted stock grant, 80,000 shares                    800          999,200       (1,000,000)              --               --
   Amortization of restricted stock grant                    --               --          150,000               --          150,000
   Net loss for the year                                     --               --               --      (39,820,955)     (39,820,955)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1997                      $     133,802    $ 163,285,281    $    (850,000)   $(173,029,840)   $ (10,460,757)
                                                  ---------------------------------------------------------------------------------
   Exercise of stock options for 26,900 shares              269            6,621               --               --            6,890
   Issuance of  28,912 shares for 401(k) Plan               289          126,320               --               --          126,609
   Restricted stock grant,  1,892 shares                     19           27,033               --               --           27,052
   Amortization of restricted stock grant                    --               --          200,000               --          200,000
   Restricted stock surrendered                             (12)         (16,847)              --               --          (16,859)
   Net loss for the year                                     --               --               --       (2,760,711)      (2,760,711)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1998                      $     134,367    $ 163,428,408    $    (650,000)   $(175,790,551)   $ (12,877,776)
                                                  =================================================================================


The accompanying notes are an integral part of these financial statements.

                          BROADBAND TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31
                                                                               1998                 1997                   1996
                                                                          ---------------------------------------------------------
Operating activities
Net loss                                                                  $  (2,760,711)        $ (39,820,955)        $ (31,018,413)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                             3,295,953             4,486,273             5,490,625
     Amortization of debt issuance costs                                        747,500               747,500               464,713
     Amortization of deferred compensation                                      800,000               600,000                    --
     Amortization of restricted stock grant                                     200,000               150,000                    --
     Increase in inventory reserve                                              644,415               204,742             1,416,848
     Loss (gain) on disposal of equipment                                     2,118,495               850,518              (377,918)
Changes in operating assets and liabilities:
   Accounts receivable, trade and other, net                                 (5,266,891)            3,913,084            (1,970,752)
   Inventories                                                                  708,574            (1,886,196)             (942,393)
   Prepaid and other current assets                                             335,686              (592,176)             (262,117)
   Accounts payable and accrued expenses                                        612,688            (1,834,782)              (57,254)
   Deferred revenue                                                           4,628,015            (3,844,000)           (3,318,970)
   Deposits                                                                 (13,018,062)           10,004,818               839,540
   Accrued warranty reserve                                                  (4,215,576)             (993,600)            3,175,284
   Other long-term liabilities                                                2,300,000                    --                    --
                                                                          ---------------------------------------------------------
Net cash used in operating activities                                        (8,869,914)          (28,014,774)          (26,560,807)

Investing activities
Acquisition of furniture, fixtures & equipment                               (2,395,516)           (3,921,420)           (4,388,284)
Disposals of furniture, fixtures & equipment                                         --                21,600             2,325,000
Net decrease (increase) in investments                                        7,458,557           (15,570,400)          (22,982,752)
                                                                          ---------------------------------------------------------
Net cash (used in) provided by investing activities                           5,063,041           (19,470,220)          (25,046,036)

Financing activities
Issuance of common stock                                                        143,692               308,959             1,051,372
Issuance of long-term debt                                                           --                    --           111,262,500
Payments on capital lease obligations                                                --                    --              (282,823)
Net decrease (increase) in restricted cash                                    1,602,744           (12,581,765)            2,255,306
                                                                          ---------------------------------------------------------
Net cash provided by (used in) financing activities                           1,746,436           (12,272,806)          114,286,355
                                                                          ---------------------------------------------------------
(Decrease) increase in cash & cash equivalents                               (2,060,437)          (59,757,800)           62,679,512
Cash and cash equivalents at beginning of year                               47,464,129           107,221,929            44,542,417
                                                                          ---------------------------------------------------------
Cash and cash equivalents at end of year                                  $  45,403,692         $  47,464,129         $ 107,221,929
                                                                          =========================================================
Supplemental disclosure of cash flow information
Cash paid for interest                                                    $   5,753,063         $   5,750,058         $   2,770,058
                                                                          =========================================================

The accompanying notes are an integral part of these financial statements.

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

BUSINESS DESCRIPTION

The Company is engaged principally in the design, engineering, manufacturing and marketing of a sophisticated electronics and software platform for operators of local exchange telephone networks in the United States. The Company's product platform addresses the access portion of the telephone network and has enabled operations of these local exchange telephone networks the capability to transmit voice, video and data over fiber optics and copper wire to provide a wide array of services, including voice and private line and data service.

In 1998 the Company developed and implemented a new strategy that again focused on the network access markets while leveraging its advanced technologies. The Company's new strategic plan resulted in executing several new agreements with Lucent Technologies, Inc. (see Note 2) and a strategic alliance with Bosch Telecom GmbH and Bosch Telecom, Inc. (see Note 3). These agreements resulted in several one-time revenues and cash payments to the Company, product development revenues and revenue recognition of certain nonrefundable deposits as revenue in 1998. In addition the Company began development of a new generation access product to address the new trends in the network access market. The Company views this as an opportunity to utilize its technology, experience and capital to address this market need.

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

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 1998 and 1997, the Company had no investments that qualified as trading or available for sale.

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are stated at cost. Depreciation is determined for financial reporting purposes using the straight-line method over the estimated useful lives of the individual assets, ranging from three to five years, or for leasehold improvements, over the terms of the related leases if shorter. Straight-line and accelerated methods of depreciation have been used for income tax purposes.

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

Revenue related to the Lucent research and development services contract and related project letters are recognized on the percentage of completion method of accounting. Percentage of completion under the contract is measured principally by the percentage of costs incurred to date, to the estimated total project costs.

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes (see Note 14).

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred.

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company accounts for its employee stock option grants in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no compensation expense has been recognized since the number of shares granted is fixed and the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously expected fully dilutive earnings per share. All loss per share amounts for all periods have been presented to conform to SFAS 128. Due to the net losses for each of the three periods presented, potential common shares are considered antidilutive and therefore did not require restatement of prior periods.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 only impacts financial statement presentation as opposed to actual amounts recorded. Other comprehensive income includes all nonowner changes in equity that are excluded from net income. This Statement has no financial statement impact for an enterprise that has no items of other comprehensive income in any period presented. During the three years in the period ended December 31, 1998, the Company had no items of other comprehensive income.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules does not have a significant impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

2.  LUCENT TECHNOLOGY, INC. RELATIONSHIP

On February 4, 1998 the Company entered into several agreements with Lucent Technologies, Inc. ("Lucent") that establish a new nonexclusive relationship which replaces the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the Switched Digital Broadband Access Systems (SDBAS) joint product. The new relationship with Lucent includes a $21.0 million research and development contract, an original equipment manufacturing agreement, an intellectual property license, a contract manufacturing agreement and other consideration related to the resolution of outstanding contracts. The Company and Lucent have identified and agreed to specific development projects of approximately $17.3 million under the $21.0 research and development contract regarding Lucent's new AnyMedia digital loop carrier product.

The Company has recognized $6.3 million of revenue in 1998 from the various agreements and has recorded a $4.75 million trade accounts receivable from Lucent. Deferred revenue of $5.7 million primarily represents the contractual billings under the research and development contract net of the revenue recognized under the percentage of completion method of accounting.

As a result of the agreements with Lucent, combined with a decrease in demand for the SDBAS joint product from certain customers, the Company recognized as revenue the $13.0 million of nonrefundable prepayments received in prior years net of $2.3 million relating to certain potential contractual obligations.

3.  STRATEGIC ALLIANCE AND TECHNOLOGY TRANSFER AGREEMENT

In 1998 the Company entered into an alliance agreement with Bosch Telecom GmbH and Bosch Telecom, Inc. (collectively "Bosch"). The agreement includes $12 million in cash payments and approximately $2 million in development and support expense reimbursement over a two year period, cross transfer of intellectual property, royalty payments to BroadBand, international manufacturing and distribution agreements, as well as future cross supply agreements. The Company recognized $12 million of one-time revenue related to the alliance and recorded reimbursements for expenses as incurred. A $2.0 million contractual payment due from Bosch has been recorded as an Account Receivable Other in the accompanying financial statements and is due upon completion of product development or August 1999, whichever occurs first.

During the second quarter of 1998 the Company determined that a restructuring charge of $2.6 million was required to cover the cost of implementing the Bosch alliance and to provide for the change in the relationship with Lucent. The restructuring charge includes a charge of $0.7 million for legacy product inventory reserves, a write-off of $0.6 million for obsolete lab and computer equipment, $1.2 million provision for the transfer of 40 employees to Bosch and related severance expenses and $0.1 million of other costs. Other income included a $0.7 million gain on the sale of equipment to Bosch.

4.  EMPLOYMENT AGREEMENT AND RESTRICTED CASH

The Company has outstanding restricted cash in the amount of $200,000 at December 31, 1998 for a corporate procurement card and had an outstanding letter of credit in the amount of $3.0 million at December 31, 1997. The letter of credit was collateralized by restricted cash of the same amount and expired in November 1998.

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

4.   EMPLOYMENT AGREEMENT AND RESTRICTED CASH (CONTINUED)

The Company has restricted cash of $4 million associated with executive compensation for its President and CEO, David E. Orr, who joined the Company on April 1, 1997. Compensation expense of $4 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is to receive the interest income earned by the $4 million, which is reported as compensation to him. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company. Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1 million. Upon issuance of this stock, deferred compensation equivalent to the market value at the date of grant, $1 million, has been charged to shareholders' equity and is being amortized as compensation expense over the employment period of five years. Additionally, restricted cash of $146,000 is associated with the establishment of a supplemental deferred compensation plan which is part of Mr. Orr's employment agreement. The Company is required to fund the plan annually. In 1998, $146,000 was funded and charged to compensation expense.

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity options for the purchase of up to 1.0 million shares of common stock outstanding. The actual number of shares to be purchased and the timing of the purchase is based on the Company's stock price, general market conditions, and additional factors. In the event that the Company's stock price falls below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. Given a stock price of $2.94 at December 31, 1998, the Company has restricted cash in the amount of $7,083,500 in connection with this agreement. This amount will fluctuate based upon the market value of the stock. In December 1998, the Company sold the 500,000 call option surrender portion of the equity option for $31,250. If at April 15, 1999, the market value of the stock is below $9.11 ("put strike price"), the Company will be obligated to pay the put option holder the difference between the strike price and the lower market price at that time. The Company's maximum obligation would not exceed $9.1 million under the terms of the option agreement assuming the Company purchased and took delivery of the
1.0 million shares; however, if the Company decided to sell a portion of the shares and not take delivery of those shares, the obligation would be less than the $9.1 million.

5.   INVESTMENT IN DEBT SECURITIES

At December 31, 1998 and 1997, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, U. S. Treasury Obligations, and commercial paper with various financial institutions.

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

The following is a summary of cash and cash equivalents and short and long-term investments by balance sheet classification at:

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

5.   INVESTMENT IN DEBT SECURITIES (CONTINUED)

                                                       December 31
                                               1998                   1997
                                            -----------------------------------
    Cash and cash equivalents:
       Demand deposit accounts              $13,019,247             $11,090,313
       Commercial paper                      13,228,613              17,225,114
       U.S. Treasury Obligations             19,155,832              19,148,702
                                            -----------------------------------
                                            $45,403,692             $47,464,129
                                            ===================================

                                                       December 31
                                               1998                   1997
                                            -----------------------------------
    Short-term investments:
       Certificate of deposit               $        --             $ 2,505,293
       Commercial paper                      46,255,410              34,800,200
       U.S. Treasury Obligations              2,532,583               4,021,749
                                            -----------------------------------
                                            $48,787,993             $41,327,242
                                            ===================================
    Long-term investments:
       Commercial paper                     $   408,780             $13,296,211
       U.S. Treasury Obligations                     --               2,031,877
                                            -----------------------------------
                                            $   408,780             $15,328,088
                                            ===================================

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of December 31, 1998 and 1997.

6.   INVENTORIES

Inventories consist of the following:

                                                       December 31
                                                1998                   1997
                                            -----------------------------------
Electronic parts and other components       $ 4,264,671             $ 3,882,876
Work-in-process                                 291,310                 626,008
Finished goods                                1,490,287               2,245,958
                                            -----------------------------------
                                              6,046,268               6,754,842
Inventory valuation reserve                  (4,184,896)             (3,540,481)
                                            -----------------------------------
                                            $ 1,861,372             $ 3,214,361
                                            ===================================

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

7.   LEASES

In December 1998, the Company renewed its non-cancelable operating lease for the rental of its primary facilities. The new lease agreement terminates in December 2003 with an option for renewal. The total monthly commitment for the renewed lease is approximately $78,000. The Company also entered into various year to year operating leases related to certain equipment. In June 1998, the Company entered into a five year non-cancelable sublease for a portion of its office facilities to a third party.

The lease terminates in December 2003 with an option for renewal. The total monthly commitment for the renewed lease approximates $78,000. The Company has also entered into various year to year operating leases related to certain equipment.

Future minimum lease payments, net of sublease income under the non-cancelable leases at December 31, 1998 are as follows:

1999                                                   $  726,800
2000                                                      722,500
2001                                                      700,900
2002                                                      660,100
2003                                                      267,500
                                                       ==========
Total                                                  $3,077,800
                                                       ==========

Future rental income payments under non-cancelable subleases at December 31, 1998 are approximately $1,291,000. Rent expense was approximately $1,170,000, $1,500,000, and $1,205,000, for the years ended December 31, 1998, 1997, and
1996, respectively.

8.   LONG-TERM DEBT

The Company issued on May 17, 1996, $115 million of 5% convertible subordinated notes due May 15, 2001, that entitles the holder to convert the notes into shares of the Company's common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The notes are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. At December 31, 1998 the estimated fair value of the term notes, determined by the average of the bid and ask prices on that date, was approximately $42 million.

9.   COMMITMENTS AND CONTINGENCIES

The Company commenced legal action in civil court in March 1997 against a competitor claiming infringement of a patent the Company owns. The Company was seeking to enjoin the competitor from further acts infringing the patent and to recover damages. The competitor immediately countered to have the Company's patent declared invalid and unenforceable, and further claims infringement by the Company of two of its patents. In April 1998, the Company and its competitor announced that they had ended their patent litigation. As part of the settlement, the Company and the competitor entered into a

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

perpetual cross license agreement of patents currently issued or applied for and for future patents issued during the next five years. The Company received $5.0 million for the perpetual cross license agreement and has included this amount in "Technology transfer and license agreement" revenue in the accompanying financial statements. Additionally, the competitor and one of its affiliates contractually agreed not to pursue further litigation regarding patents currently issued or applied for over the next five years.

The Company has entered into contracts with various suppliers for the production of certain components and subassemblies used in the Company's products. Under the terms of the contract, the Company had firm purchase commitments to purchase from the suppliers approximately $5,815,000 and $1,330,000 of these components and subassemblies at December 31, 1998 and 1997, respectively. The majority of the 1998 commitments are related to a contract with a major customer. If the customer terminates the contract, the Company will be able to receive reimbursement for its commitments.

10. STOCK OPTION PLANS

The Company had previously adopted an incentive stock option plan for employees, and a non-qualified stock option plan for consultants and others, a non-qualified stock option plan in connection with the CEO employment agreement, and a directors stock option plan for Directors. On May 19, 1998 the shareholders approved an equity compensation plan that replaced all of the existing stock option plans. Under the plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and other stock awards or stock rights. The aggregate number of shares of common stock and equivalent stock rights available for award under the plan are 250,000.

Information concerning outstanding stock options to purchase common stock pursuant to the plans as of December 31, 1998 is summarized as follows:

                                                                                 Aggregate
                                                 Per Share         Number of      Exercise
                                               Exercise Price        Shares        Price
                                              ---------------------------------------------
Incentive and non-qualified stock options
   outstanding:
   Vested                                     $1.63 - $ 17.25        764,536     $3,188,115
   Unvested                                   $1.63 - $ 17.25      1,628,740     $5,068,687
                                              ---------------------------------------------

Totals                                                             2,393,276     $8,256,802
                                                                   ========================

Options are granted at not less than fair market value at the date of grant as determined by the Board of Directors and may be exercised upon terms approved by the Board. During 1998, 1,316,685 options were granted under the incentive stock option plan and 1,141,677 non-qualified options were granted. Certain non-qualified grants include provisions, which prohibit exercise, until near the option expiration date or until the end of the full vesting period or prior to the Company attaining profitability. Vested options are exercisable at dates ranging from six months to nine years and nine months from date of

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

10.  STOCK OPTION PLANS (CONTINUED)

grant. Shares not yet vested are not exercisable. All options granted expire between five and one half and ten years from the grant date.

The following table summarizes stock option activity from January 1, 1996 through December 31, 1998:

                                                             Number of          Range of Exercise         Option Price
                      Description                              Shares           Prices Per Shares             Total
----------------------------------------------------------------------------------------------------------------------

Options outstanding at December 31, 1995                     1,033,767            $0.10 to $35.75         $16,151,877
Options exercisable at December 31, 1995                       535,153            $0.10 to $35.75          $6,407,088
Options granted during 1996                                    571,428           $16.50 to $32.50         $11,440,944
Options canceled during 1996                                    66,192            $2.70 to $35.75          $1,327,063
Options exercised during 1996                                   89,225            $0.80 to $27.25            $847,821
Options outstanding at December 31, 1996                     1,449,778            $0.10 to $35.75         $25,417,958
Options exercisable at December 31, 1996                       731,231            $0.10 to $35.75         $10,489,122
Options granted during 1997                                  2,306,971            $3.63 to $13.38         $19,503,623
Options canceled during 1997                                 1,161,512            $3.16 to $35.75         $22,351,674
Options exercised during 1997                                   25,097            $0.80 to $ 9.75             $74,092
Options outstanding at December 31, 1997                     2,570,140            $0.10 to $31.75         $22,495,815
Options exercisable at December 31, 1997                       693,474            $0.10 to $31.75          $6,647,310
Options granted during 1998                                  2,458,362             $1.63 to $7.94          $8,559,401
Options canceled during 1998                                 2,608,326            $0.10 to $31.75         $22,867,204
Options exercised during 1998                                   26,900             $0.10 to $2.70              $6,890
Options outstanding at December 31, 1998                     2,393,276            $1.63 to $17.25          $8,256,802
Options exercisable at December 31, 1998                       764,536            $1.63 to $17.25          $3,188,115

On December 10, 1998, the Board of Directors approved the repricing of 1,941,761 outstanding stock options. The options, which have been repriced, are reflected as canceled in 1998 in the above table. The replacement options, which were repriced at the market value on December 10, 1998, are reflected as 1998 option grants. Since the repriced option price equals the market price of the underlying stock on the date the repricing occurred, no compensation expense has been recognized.

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

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

10.  STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997:

                                                1998               1997
                                             ------------------------------
   Risk free interest rate                     4.67%               5.50%
   Dividends                                     -                   -
   Volatility factor                           0.9127              0.6105

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      December 31
                                                1998               1997
                                             -----------------------------
Pro forma net loss                           $6,164,227        $44,284,810
Pro forma loss per share                          $0.46              $3.34

Exercise prices for options outstanding as of December 31, 1998 ranged from $1.63 to $17.25. The weighted average remaining contractual life of those options is 7.75 years. The weighted average exercisable price of outstanding options at December 31, 1998 is $4.17.

11.  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1998, the Company had reserved a total of 4,192,911 of its authorized 30,000,000 shares of common stock for future issuance:

Granted and outstanding stock options                             2,393,276
Future issuance of stock options                                    552,540
Outstanding warrants related to a lease line                          7,813
Outstanding warrants (Note 12)                                    1,225,000
Future issuance under 401(k) plan                                    14,282
                                                                 ----------
Total shares reserved                                             4,192,911
                                                                 ==========

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

12.  WARRANTS

During 1995, the Company received $7 million for six-year warrants that entitle the purchaser of the warrants to acquire 1,000,000 shares of the Company's Common Stock for $41.75 per share.

13.  CAPITAL STOCK

On November 19, 1996, the Board of Directors declared a dividend distribution of one preferred share purchase right (Right) for each share of Common Stock outstanding on December 23, 1996. The Right becomes exercisable only if a person or group acquires, or obtains the right to acquire, 15% or more of the Company's Common Stock or commences a tender offer or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Company's outstanding Common Stock.

In connection with the November 19, 1996, preferred share dividend distribution, the Company restated its articles of incorporation, thereby creating a series of Series A Preferred Stock. 100,000 shares of this series have been authorized, which have a dividend rate of the greater of $10.00 per share or 1,000 times the aggregate per share amount of Common Stock dividends. Each share is entitled to one vote and shall have a liquidation preference of $1,000 per share, plus accrued and unpaid dividends.

14.  INCOME TAXES

At December 31, 1998 and 1997, the Company has net operating loss carryforwards and research and development credits of approximately $166.5 million and $5.2 million, and $155.6 million and $3.4 million, respectively, for income tax purposes that expire in years 2003 through 2014. The Company has North Carolina net economics loss carryforwards of $69.0 million that expire in years 1999 through 2003. For financial reporting purposes, a valuation allowance of $78.0 million ($73.1 million in 1997) has been recognized to offset the deferred tax assets related to those carryforwards at December 31, 1998. When, and if, realized, the tax benefit for those items will be reflected in current operations as a reduction of income tax expense. Significant components of the Company's deferred tax liabilities and assets at December 31, 1998 are as follows:

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

14.  INCOME TAXES (CONTINUED)

                                                                     December 31
                                                              1998                1997
                                                         ---------------------------------
Deferred tax assets:
   Net operating loss carryforwards                      $ 66,601,000         $ 62,233,000
   Research and experimental credit carryforwards           5,162,000            3,402,000
   Executive compensation                                     700,000              300,000
   Deposits                                                        --            2,800,000
   Book over tax depreciation                                 366,000              475,000
   Deferred revenue                                         2,264,000              412,000
   Inventory reserve                                        1,674,000            1,416,000
   Warranty reserve                                           290,000            1,976,000
   Other long-term liabilities                                920,000                   --
   Other                                                       59,000               59,000
                                                         ---------------------------------
Total deferred tax assets                                $ 78,036,000         $ 73,073,000
Valuation allowance for deferred tax assets               (78,036,000)         (73,073,000)
Net deferred tax assets                                            --                   --
                                                         ---------------------------------
Net deferred taxes                                       $         --         $         --
                                                         =================================

Based on the number of shares of common and preferred stock issued in 1992 and 1993, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of this occurrence limits the annual utilization of the net operating loss carryforwards to an amount determined by multiplying the fair market value of the Company immediately prior to the change in ownership percentage by the federal long-term tax exempt interest rate at the time of the change. As of December 31, 1998, future use of a portion of the net operating loss carryforwards are limited to approximately $27 million of taxable income per year. This limitation applies to all losses incurred through November 12, 1993 in the amount of $50.2 million; the remaining loss of $116.3 million is not currently limited.

15.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan and Trust covering substantially all employees. Employees at least 21 years of age are eligible for the Plan. The Company will provide a matching contribution of up to 50% of employee contributions to a maximum employee contribution of 6% of the employee's wages. In addition, the Company may make annual discretionary profit sharing contributions to the Plan. The Company's contributions are subject to a five year vesting period. Contributions are invested in one or more of eleven investment choices, including the Company's common stock, at the discretion of the employee. The Company pays the Plan expenses which totaled approximately $44,000, $49,000, and $24,000, in the years 1998, 1997 and 1996. Company contributions to the plan for 1998, 1997 and 1996 totaled approximately $458,000, $503,000, and $412,000, respectively.

                          BROADBAND TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

16.  BUSINESS SEGMENT INFORMATION

The Company is engaged in a single business segment consisting of the development, manufacture, marketing and service of electronic equipment for the telecommunications industry. Regional Bell Operating Companies (RBOCs), independent telephone companies and competitive local exchange carriers are the primary users of the Company's products. In 1998, the Company entered into several agreements with Lucent which utilized the Company's research and development and manufacturing resources.

Revenues from Lucent, Bosch, direct sales to RBOCs and others as a percentage of the Company's total revenues (exclusive of the $10.7 million nonrefundable prepayment revenue and the $17.0 million technology transfer and license agreement) are as follows:

                                       1998        1997        1996
                                    --------------------------------
                    Lucent             79.0%       43.0%       29.0%
                    RBOCs               6.0%       15.0%       51.0%
                    Others             15.0%       42.0%       20.0%
                                    --------------------------------
                                      100.0%      100.0%      100.0%
                                    ================================

The following customers' accounts receivable balances as a percentage of the Company's total accounts receivable are as follows:

                                         December 31
                                       1998       1997
                                     -------------------
                    Lucent             62.0%       27.0%
                    Bosch              32.0%           -
                    RBOCs               6.0%       21.0%
                    Others                 -       52.0%
                                     --------------------
                                      100.0%      100.0%
                                     ====================

17.  SUBSEQUENT EVENTS

Commencing in August 1998, the Company was notified by Nasdaq that it no longer met the market capitalization requirements for continued listing on the Nasdaq National Market. Since this notification, the Company's market capitalization has remained below the required amount of $50.0 million. Nasdaq granted the Company an extension of time to demonstrate a plan which when implemented would satisfy the requirements for continued listing on the Nasdaq National Market, including maintaining the required minimum amount of net tangible assets of $4.0 million. The Company's primary initiative under its plan was to restructure its $115.0 million 5% convertible subordinated notes. Although progress has been made on defining the issues related to the restructuring of the subordinated notes, the Company was not able to finalize this plan in a manner sufficient to satisfy the listing requirements. Nasdaq denied the Company's request for a further extension of time and delisted the Company's shares from the National Market. The Company's shares are now traded on the OTC Bulletin Board, an electronic quotation service. The Company is continuing its plan to restructure its subordinated notes.

                          BROADBAND TECHNOLOGIES, INC.

                                QUARTERLY RESULTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

                                                               1998
                                   -----------------------------------------------------------
                                    Fourth           Third            Second           First
                                   --------         --------         --------         --------
Revenue                            $ 13,986         $  3,017         $ 19,807         $  2,507

Gross Margin                         13,123            1,065           17,705              319

Net Income (Loss)                  $  6,630         ($ 5,722)        $  7,405         ($11,074)
                                   ========         ========         ========         ========

Net Income (Loss) per share        $   0.49         ($  0.43)        $   0.55         ($  0.83)
                                   ========         ========         ========         ========


                                                               1997
                                   -----------------------------------------------------------
                                    Fourth           Third            Second           First
                                   --------         --------         --------         --------
Revenue                            $  2,344         $  2,125         $  5,233         $  5,310

Gross Margin                            264              248            1,190            1,013

Net Loss                           ($ 6,054)        ($16,510)        ($ 8,795)        ($ 8,462)
                                   ========         ========         ========         ========

Net Loss per share                 ($  0.45)        ($  1.25)        ($  0.66)        ($  0.64)


                                                               1996
                                   -----------------------------------------------------------
                                    Fourth           Third            Second           First
                                   --------         --------         --------         --------
Revenue                            $  7,926         $  5,706         $  5,515         $  3,997

Gross Margin                            977              393              290             (260)

Net Loss                           ($ 8,470)        ($ 8,498)        ($ 6,509)        ($ 7,541)
                                   ========         ========         ========         ========

Net Loss per share                 ($  0.64)        ($  0.64)        ($  0.49)        ($  0.57)
                                   ========         ========         ========         ========

                          BROADBAND TECHNOLOGIES, INC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Directors

The following table sets forth information regarding the Directors of the
Company:

                                             Year
                                            First
                                          Elected As       Term
                         Name              Director       Expires        Age
                         ----              --------       -------        ---

            David E. Orr                     1997          2000           47
            Dr. John R. Hutchins, III        1988          2000           64
            Richard P. Clark                 1992          2001           51
            Dr. J. Richard Jones             1988          2001           51
            Dr. Charles T. Lee               1989          1999           59
            Alan E. Negrin                   1998          1999           61

Executive Officers of the Registrant

Executive Officers are elected annually and serve at the pleasure of the Board of Directors. The current executive officers of the Company are as follows:

        Name                                Office                        Officer Since         Age
        ----                                ------                        -------------         ---
David E. Orr               President, Chief Executive Officer and              1997              47
                           Director
Dr. John R. Hutchins, III  Chairman of the Board, Secretary and Director       1988              64
Dr. J. Richard Jones       Executive Vice President, Assistant Secretary       1988              51
                           and Director
John T. Autrey             Vice President and Chief Financial Officer          1998              48
Julia LaColle              Assistant Treasurer                                 1998              49

As of the end of 1998, the following people held these positions:

                          BROADBAND TECHNOLOGIES, INC.

EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)


        Name                                Office                        Officer Since         Age
        ----                                ------                        -------------         ---
Leonard D. Hayes           Vice President Operations                           1997              48
David J. McLean            Vice President Network Access Engineering           1998              38
Craig Swinn                Vice President Sales and Marketing                  1998              48
Loretta M. Woodall         Vice President Human Resources                      1998              48

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Mr. Autrey began with the Company as an interim Chief Financial Officer while a partner with Tatum CFO Partners, LLP and became Vice President and Chief Financial Officer in November, 1998. Mr. Autrey was previously employed from 1997 to 1998 as a partner with Tatum CFO, LLP, serving as an interim CFO with several small to mid-size companies. From 1988 to 1996, he was employed as Vice President Finance and Administration at a subsidiary of IKON Office Solutions.

Mr. Clark has been the President and Chief Executive Officer of M/A-COM, Inc. (a wholly owned subsidiary of AMP, Incorporated, a supplier of connectors for electronic products) from July 1995 to the present. He has also been Vice President of Global Wireless Products Group of AMP, Incorporated during the same period. From July 1989 to July 1995, Mr. Clark was the Associate Director of Corporate Development of AMP Incorporated.

Mr. Hayes joined the Company in March 1992 as Director of Materials. From March 1997, Mr. Hayes has served as Vice President of Operations and is responsible for all manufacturing and procurement functions including contract negotiations and administration. In his 23 years in materials and manufacturing operations, he has held executive positions responsible for materials, logistics, and manufacturing at Commodore International Ltd., where he was responsible for worldwide activities in support of a $1.1 billion revenue stream, and senior management positions in materials and operations at Data General Corporation.

Dr. Hutchins is a founder of the Company and has served as Chairman of the Board (except for a period during 1997 and 1998 during which he was Chairman Emeritus) and a Director of the Company since its formation in July 1988. Except for a period during 1990 and 1991, he also served as the Company's Treasurer and Secretary until November 1992. Prior to July 1988, Dr. Hutchins was Executive Vice President at Siecor Corporation, which he joined in September 1985. Prior to joining Siecor, Dr. Hutchins served as Senior Vice President, Vice President and Director of Research and Development at Corning Incorporated for 12 of his 25 years there. Since March 1, 1991, the Company has employed Dr. Hutchins on a part-time basis. On February 1, 1998, Dr. Hutchins replaced Mr. Bhatia as Chairman of the Board of Directors, and on April 7, 1998 Dr. Hutchins replaced Mr. Oakley as Secretary.

Dr. Jones is a founder of the Company and has served as Executive Vice President and a Director of the Company since its formation in July 1988. He is the chief technical officer of the Company and is

                          BROADBAND TECHNOLOGIES, INC.

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS (CONTINUED)

responsible for overseeing the development of advanced technology. From February 1987 until July 1988, he worked for Siecor Corporation, where he held the position of Director of Broadband Development. Prior to February 1987, Dr. Jones held management and development-oriented positions at FiberLAN, Inc. (a Siecor-BellSouth joint venture), Siecor Corporation, Harris Corporation (a manufacturer of communications systems for military and industrial markets), and Bell Laboratories.

Dr. Lee is the Chairman and founder of Charles Lee Enterprise, an information industry business development firm with a specialty in Asia/Pacific alliances since 1989. He was General Partner of Abacus Ventures, a venture capital investment company from 1985 to 1997.

Mr. Negrin is a telecommunications industry consultant. He previously founded and was CEO of E/O Networks in 1993 and co-founded Optilink Corporation, where he was Executive Vice President.

Mr. Orr has served as President, Chief Executive Officer and Director since he joined the Company in April 1997. Prior to joining the Company, he was employed at Alcatel Network Systems, Inc. as President and Chief Executive Officer since August 1991. At Alcatel Network Systems, which designs, manufactures and markets a full line of telecommunications systems products for the transport and management of voice, data and image traffic, he was responsible for operations in Raleigh and Clinton, North Carolina; Longview, Texas; Nogales, Mexico; Georgetown, Canada; and San Jose, California. Prior to joining Alcatel, he was Vice President and General Manager of Rockwell International's Network Transmission Systems Division. He held various other management positions at Rockwell since joining that company in 1985. Prior to joining Rockwell, he held various positions with GTE including Network Director for General Telephone Company of Wisconsin.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company believes that all executive officers and Directors of the Company and all other persons known by the Company to be subject to Section 16 of the Securities Exchange Act of 1934, filed all reports required to be filed during 1998 under Section 16(a) of that Act on a timely basis, except John T. Autrey and Alan E. Negrin, each of whom filed one late report. The Company's belief is based solely on its review of Forms 3, 4 and 5 and amendments thereto, furnished to the Company during, and with respect to, its most recent fiscal year by persons known to be subject to Section 16.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table and the narrative text disclose the compensation paid during 1998, 1997 and 1996 to David E. Orr, who served as the Company's President and Chief Executive Officer during 1998, the four (4) other highest paid executive officers whose annual salary and bonuses exceeded $100,000 during 1998, and Salim Bhatia and James L. Chitkowski, who would have been among the two (2) highest paid executive officers whose annual salary and bonuses exceeded $100,000 during 1998, but for the fact that such individuals were not serving as an executive officer of the Company at the end of 1998.

                          BROADBAND TECHNOLOGIES, INC.

SUMMARY COMPENSATION TABLE (CONTINUED)

                                  Annual Compensation                              Long Term Compensation
                                                                               Awards                Payouts

                                                         Other Annual  Restricted     Options/         LTIP     All Other
 Name and                       Salary        Bonus      Compensation    Stock          SARs          Payouts  Compensation
 Principal Position    Year       ($)         ($)(1)          ($)        Awards        (#)(2)           ($)        ($)
 ------------------    ----       ---         ------          ---        ------        ------           ---        ---
David E. Orr           1998     350,004      306,250          (3)             (4)     400,000(5)        (4)      397,650(6)
  President and        1997     262,503      131,250          (3)             (4)     400,000           (4)      262,880(7)
  Chief Executive      1996       (4)          (4)            (3)             (4)        (4)            (4)          (4)
  Officer (8)

Salim A. L. Bhatia     1998       (4)          (4)            (3)             (4)        (4)            (4)      627,015(9)
  Chairman of the      1997     252,000        (4)            (3)             (4)     156,328(10)       (4)          (4)
  Board of             1996     190,008       95,285          (3)             (4)     107,110           (4)          (4)
  Directors (9)

J. Richard Jones       1998     150,000       67,500          (3)             (4)     121,204(11)       (4)          (4)
  Executive Vice       1997     145,008        (4)            (3)             (4)      68,596(12)       (4)          (4)
  President and        1996     140,004       56,242          (3)             (4)      32,608           (4)          (4)
  Chief Technology
  Officer

James L. Chitkowski    1998      47,903        (4)            (3)             (4)        (4)            (4)       90,000(13)
  Vice President,      1997     132,500        30,000         (3)             (4)      33,369(14)       (4)          (4)
  Sales and            1996      36,000        (4)            (3)             (4)        (4)            (4)          (4)
  Marketing

David J. McLean        1998     170,004       75,000          (3)             (4)     128,365(15)       (4)          (4)
  Vice President,      1997     120,006       10,000          (3)             (4)     108,365           (4)          (4)
   Network Access      1996      26,897        (4)            (3)             (4)      20,000           (4)          (4)
   Systems

Leonard D. Hayes       1998     135,000       54,000          (3)             (4)      71,671(16)       (4)          (4)
  Vice President,      1997     118,334       28,128          (3)             (4)      41,299           (4)          (4)
   Operations          1996     110,004       18,200          (3)             (4)      15,372           (4)          (4)

Craig M. Swinn         1998      36,290      110,000(17)      (3)             (4)     100,000           (4)       11,193(18)
  Vice President,      1997       (4)           (4)           (3)             (4)        (4)            (4)          (4)
  Sales and            1996       (4)           (4)           (3)             (4)        (4)            (4)          (4)
  Marketing

                          BROADBAND TECHNOLOGIES, INC.

SUMMARY COMPENSATION TABLE (CONTINUED)

(1) Amounts in column include amounts earned during the year but paid during the following year.

(2) Number of shares of Common Stock issuable upon exercise of options granted during 1998. The Company did not grant any Stock Appreciation Rights during 1998.

(3) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.

(4) No compensation of this type received.

(5) Includes 400,000 options deemed to be granted pursuant to the repricing, effective as of December 10, 1998, of an aggregate of 400,000 options previously granted to Mr. Orr.

(6) Includes $4,042 paid during 1998 to Mr. Orr for moving expenses and $247,045 of interest on $4,000,000 deposited in trust pursuant to Mr. Orr's employment agreement. For a discussion of Mr. Orr's employment agreement and the payment of interest on amounts deposited in trust, see "Employment Agreement." Also includes $61,500 for 1997, $82,000 for 1998, and $3,063 included in 1997 contributions made to the BroadBand Technologies Supplemental Deferred Compensation Plan by the Company in 1998.

(7) Includes $87,493 paid during 1997 to Mr. Orr for moving expenses and $175,387 of interest on $4,000,000 deposited in trust pursuant to Mr. Orr's employment agreement. For a discussion of Mr. Orr's employment agreement and the payment of interest on amounts deposited in trust, see "Employment Agreement."

(8) Mr. Orr has served as the Company's President and Chief Executive Officer since April 1, 1997.

(9) Mr. Bhatia served as the Company's President and Chief Executive Officer until March 31, 1997. He continued to be employed as Chairman of the Board of Directors for the remainder of 1997. Mr. Bhatia ceased to be employed by the Company effective as of January 30, 1998. The Company paid Mr. Bhatia $627,015 in connection with the termination of Mr. Bhatia's employment.

(10) Includes 105,000 options deemed to be granted pursuant to the repricing, effective as of April 2, 1997, of an aggregate of 105,000 options previously granted to Mr. Bhatia.

(11) Includes 121,204 options deemed to be granted pursuant to the repricing, effective as of December 10, 1998, of an aggregate of 121,204 options previously granted to Dr. Jones.

(12) Includes 22,500 deemed to be granted pursuant to the repricing, effective as of April 2, 1997, of an aggregate of 22,500 options previously granted to Dr. Jones.

(13) Mr. Chitkowski ceased to be employed by the Company effective as of May 8, 1998. The Company paid Mr. Chitkowski $90,000 in connection with the termination of his employment.

                          BROADBAND TECHNOLOGIES, INC.

(14) Includes 10,000 deemed to be granted pursuant to the repricing, effective as of April 2, 1997, of an aggregate of 10,000 options previously granted to Mr. Chitkowski.

(15) Includes 128,365 options deemed to be granted pursuant to the repricing, effective as of December 10, 1998, of an aggregate of 128,365 options previously granted to Mr. McLean.

(16) Includes 71,671 options deemed to be granted pursuant to the repricing, effective as of December 10, 1998, of an aggregate of 71,671 options previously granted to Mr. Hayes.

(17) Includes $60,000 paid to Mr. Swinn as a sign-on bonus and $50,000 paid as a 1998 Retention Bonus.

(18) $11,193 was paid to Mr. Swinn in 1998 for moving expenses.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with David E. Orr (the "Orr Employment Agreement"). Set forth below is a summary of certain terms of the Orr Employment Agreement. This summary is not a complete description of the terms and conditions of the Orr Employment Agreement and is qualified in its entirety by reference to the Orr Employment Agreement, a copy of which is filed as an exhibit to the Company's reports filed with the Securities and Exchange Commission.

Mr. Orr was appointed the President and Chief Executive Officer of the Company effective as of April 1, 1997. Mr. Orr's term of employment is five years, but automatically extends for additional one year periods unless either the Company or Mr. Orr terminates the Orr Employment Agreement by written notice to the other at least one year prior to the termination date then in effect. Mr. Orr's base annual compensation will be at least $350,000 and he has been granted an incentive bonus of $175,000 for his first year of employment by the Company. Thereafter, he will be eligible for an incentive bonus in accordance with the Company's incentive compensation program, but the annual target bonus will be at least 50% of his then-current base salary. The Company also agreed to pay Mr. Orr a signing bonus in the amount of $4,000,000. To carry out this agreement, the Company placed in trust $4,000,000, which will be distributed to Mr. Orr on the earlier of the fifth anniversary of the Orr Employment Agreement or the termination of Mr. Orr's employment by the Company without cause. If Mr. Orr voluntarily terminates his employment before the fifth anniversary of the Orr Employment Agreement or the Company terminates his employment for cause before the fifth anniversary of the Orr Employment Agreement, the trust will not be distributed to Mr. Orr. He will receive a pro-rata portion of this amount upon an employment termination due to permanent disability. Interest on the amount deposited in trust will accrue and be payable to Mr. Orr periodically. The Company has also issued to Mr. Orr 80,000 shares of the Company's Common Stock. Mr. Orr will forfeit such shares of Common Stock if his employment with the Company terminates for any reason prior to the fifth anniversary of the grant of the stock, unless the Company terminates him without cause. Mr. Orr was also granted a non-qualified stock option to purchase 350,000 shares of the Company's Common Stock (the "Option") at an exercise price of $12.50 per share. The Option will become exercisable upon reaching certain performance goals, but is

                          BROADBAND TECHNOLOGIES, INC.

subject to accelerated vesting upon a Change in Control (as defined below) under certain circumstances. If the Company terminates his employment without cause during the term of the Orr Employment Agreement, Mr. Orr will receive, for two years after termination, payments based on his then-current base salary and his target bonus for the year in which the termination occurs. If a Change in Control occurs and the Company terminates his employment without cause during the three year period commencing on the effective date of the Change in Control, the Company will: (i) either arrange for the full vesting of the Option or make a lump sum payment to him equal to the value lost under the Option; and (ii) pay him three lump sum payments, each in an amount equal to his base salary in effect on the date of the termination of his employment and his target bonus for the year in which such termination occurs. The Company will make such payments on the date of termination and the first and second anniversaries of the date of termination. The Orr Employment Agreement includes certain provisions restricting Mr. Orr's ability to compete with the Company or solicit the Company's employees, suppliers or customers for two (2) years after the termination of his employment.


Effective January 31, 1998, Mr. Bhatia's employment by the Company ceased and, in accordance with his separation agreement, he will receive two (2) years of his current base salary of $252,000, in addition to certain other benefits. Mr. Bhatia's separation agreement also includes certain provisions restricting his ability to compete with the Company or solicit the Company's employees, suppliers or customers for two (2) years after he ceased to be employed by the Company.

                          BROADBAND TECHNOLOGIES, INC.

EMPLOYMENT AGREEMENTS (CONTINUED)

For the purposes of the Orr Employment Agreement, a "Change in Control" means:
(i) a tender offer or other acquisition pursuant to which at least 50% of the Company's stock is purchased; (ii) the merger or consolidation of the Company with or into another corporation; (iii) the sale of all, or substantially all, of the Company's assets; (iv) the liquidation of the Company; or (v) the directors of the Company as of the commencement of the agreement or directors elected by the stockholders on the recommendation of at least two-thirds of such directors (or directors previously so elected) cease to be a majority of the Board of Directors.

STOCK OPTIONS GRANTED DURING FISCAL YEAR

The following table sets forth information about the stock options granted to the named executive officers of the Company during 1998. No stock appreciation rights were granted to the named executive officers during 1998.

                          BROADBAND TECHNOLOGIES, INC.

                                               Option Grants In Last Fiscal Year
                                                                                               Potential Realized
                                            % of Total                                          Value at Assumed
                                              Options                                         Annual Rates of Stock
                                            Granted to                                       Price Appreciation for
                                           Employees in  Exercise or                              Option Term
                               Options      Fiscal Year  Base Price     Expiration                    (3)
     Name                      Granted          (2)        ($/Sh)          Date                5%                10%

David E. Orr (1)               350,000         15.3         3.25         03/10/07         $  563,446         $1,358,815
David E. Orr (1)                50,000          2.2         3.25         12/17/07         $   89,827         $  221,368
Salim A. L. Bhatia                   0           --           --               --                 --                 --
J. Richard Jones (1)            20,000           .9         3.25         01/26/03         $   14,506         $   31,342
J. Richard Jones (1)            16,304           .7         3.25         01/30/06         $   22,081         $   51,655
J. Richard Jones (1)            16,304           .7         3.25         01/30/06         $   22,081         $   51,655
J. Richard Jones (1)            25,000          1.1         3.25         12/17/07         $   44,913         $  110,684
J. Richard Jones (1)            21,096           .9         3.25         01/21/07         $   33,306         $   80,027
J. Richard Jones (1)            22,500          1.0         3.25         06/27/05         $   27,511         $   63,330
James L. Chitkowski                  0           --           --               --                 --                 --
Leonard D. Hayes (1)             5,000           .2         3.25         03/27/07         $    8,105         $   19,570
Leonard D. Hayes (1)            15,000           .7         3.25         03/31/03         $   11,392         $   24,724
Leonard D. Hayes (1)             7,686           .3         3.25         01/30/06         $   10,410         $   24,351
Leonard D. Hayes (1)             7,686           .3         3.25         01/30/06         $   10,410         $   24,351
Leonard D. Hayes (1)            25,000          1.1         3.25         12/17/07         $   44,913         $  110,684
Leonard D. Hayes (1)             9,602           .4         3.25         01/21/07         $   15,159         $   36,425
Leonard D. Hayes (1)             1,697           .1         3.25         01/21/07         $    2,679         $    6,438
David J. McLean (1)            100,000          4.4         3.25         12/17/07         $  179,654         $  442,735
David J. McLean (1)              8,365           .4         3.25         01/21/07         $   13,206         $   31,733
David J. McLean (1)             20,000           .9         3.25         11/19/06         $   30,765         $   73,571
Craig M. Swinn                 100,000          4.4         1.63         10/19/08         $  102,510         $  259,780

(1) Deemed to be granted pursuant to the repricing, effective as of December 10, 1998, of previously issued options.

(2) Options to acquire an aggregate of 2,393,461 shares of Common Stock of the Company were granted to all team members during 1998, including 1,829,861 options deemed to be granted pursuant to the repricing of previously issued options, effective as of December 10, 1998, including 111,900 options deemed to be granted pursuant to the repricing, effective as of December 10, 1998. Options to acquire an additional 171,900 shares of Common Stock were granted to nonemployee Directors of the Company during 1998.

                          BROADBAND TECHNOLOGIES, INC.

(3) The potential realizable value of the options reported above was calculated by assuming 5% and 10% annual rates of appreciation of the Common Stock of the Company from the date of grant of the options until the expiration of the options. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Common Stock of the Company. The Company chose not to report the present value of the options because the Company does not believe any formula will determine with reasonable accuracy a present value because of unknown or volatile factors. The actual value realized from the options could be substantially higher or lower than the values reported above, depending upon the future appreciation or depreciation of the Common Stock during the option period and the timing of exercise of the options.

STOCK OPTIONS EXERCISED DURING FISCAL YEAR AND YEAR END VALUES OF UNEXERCISED OPTIONS

The following table sets forth information about the stock options exercised by the named executive officers of the Company during 1998. No stock appreciation rights were exercised by the named executive officers during 1998.

               Aggregated Option Exercises in Last Fiscal Year and FY-End Option

                                                                                   Value of Unexercised
                                                                                   In-the-Money Options
                     Shares Acquired                 Number of Unexercised              at FY-End
                       on Exercise       Value         Options at FY-End                   ($)
         Name              (#)         Realized               (#)               Exercisable/Unexercisable
                                        ($)(1)     Exercisable/Unexercisable               (2)

David E. Orr                0              0               0/400,000                       0/0
Salim A. L. Bhatia          0              0               84,853/0                        0/0
J. Richard Jones            0              0             46,289/74,915                     0/0
James L. Chitkowski         0              0                  0/0                          0/0
Leonard D. Hayes            0              0             37,514/49,157                     0/0
David J. McLean             0              0             4,000/124,365                     0/0
Craig M. Swinn              0              0               0/100,000                 100,000/131,000

(1) Upon exercise of the option, an option holder did not receive the amount reported above under the column Value Realized. The amounts reported above under the column Value Realized merely reflect the amount by which the value of the Common Stock of the Company, on the date the option was exercised, exceeded the exercise price of the option. The option holder does not realize any cash until the shares of Common Stock issued upon exercise of the options are sold.

(2) The value of the Common Stock of the Company at December 31, 1998 was $2.94 per share. Value was determined by taking the last sale price of the Common Stock of the Company on that date as

                          BROADBAND TECHNOLOGIES, INC.

STOCK OPTIONS EXERCISED DURING FISCAL YEAR AND YEAR END VALUES OF UNEXERCISED OPTIONS (CONTINUED)

reported by Nasdaq. The value of options was determined by subtracting the aggregate exercise prices of the options from the value of the Common Stock issuable upon exercise of the options.

COMPENSATION OF DIRECTORS

Directors who are not full-time employees of the Company (i) are reimbursed for reasonable travel expenses incurred in attending meetings of the Board or committees of the Board; (ii) are paid a fee of $1,000 for each day on which the Board and/or committee meets or is in conference, which such Directors attend, except for committee meetings held on the same date as a Board meeting or conference; (iii) are paid a $10,000 retainer each year while serving on the Board; and (iv) are granted stock options pursuant to the terms of the Equity Compensation Plan, which was approved by the Shareholders on May 19, 1998. Under the Previous Directors Stock Option Plan, Eligible Directors were granted, on May 23, 1994, options to purchase an aggregate of 62,000 shares of Common Stock of the Company and annual grants are made to each eligible Director of options to purchase 5,000 shares. On March 17, 1998, Mr. Clark, Dr. Lee and Dr. Hutchins were granted options to purchase 10,000 shares at an exercise price of $7.94 per share. Effective as of March 17, 1998, annual grants are made to each eligible Director of options to purchase 5,000 shares, and options to purchase 10,000 shares will be granted to a new Director upon the election of the new Director.

On December 10, 1998, the Board of Directors of the Company approved a repricing program for underwater options. Option exercised prices were reduced to $3.25 per share, the fair market value of the Corporation's Common Stock as of December 10, 1998. The repricing program applied to 111,900 non-qualified stock options held by non-employee Directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Until January 26, 1998, the members of the Compensation Committee of the Board of Directors were Mr. Clark (Chairman) and Mr. McLernon (who resigned as a member of the Company's Board of Directors, effective as of January 26, 1998). Since January 26, 1998, Mr. Clark (Chairman) and Dr. Lee have been the members of the Compensation Committee. Mr. Clark and Dr. Lee are nonemployee directors; Mr. McLernon was a nonemployee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the only stockholders known by the Company to be the beneficial owners, as of March 25, 1999, of more than five percent (5%) of the outstanding shares of Common Stock of the Company.

                          BROADBAND TECHNOLOGIES, INC.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

                                          Shares                Percent of
                                       Beneficially               Shares
   Name and Address                      Owned (1)              Outstanding
   ----------------                      ---------              -----------

Goldman, Sachs & Co.                   2,284,003(2)                17.0%
85 Broad Street
New York, NY 10004

Loomis, Sayles & Company, L.P.         2,229,364(3)               14.23%
One Financial Center
Boston, MA 02111

AMP Incorporated                       1,073,063                   7.98%
470 Friendship Road
Harrisburg, PA 17111

(1) The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) Based on information filed with the Securities and Exchange Commission on a
Schedule 13G, filed February 12, 1999. In the Schedule 13G, Goldman, Sachs & Co. reported that it has shared power to vote or direct the vote and shared power to dispose or to direct the disposition of the shares listed in the table.

(3) Based on information filed with the Securities and Exchange Commission on a
Schedule 13G, filed February 10, 1999. Represents shares that Loomis, Sayles & Company, L.P., has a right to acquire as a result of its ownership of convertible securities, which consist of 5% convertible subordinated notes due May 15, 2001, which have a conversion price of $41.48 per share. In the Schedule 13G, Loomis, Sayles & Company, L.P., reported that it has (i) sole power to vote or direct the vote of an aggregate of 1,880,522 shares; (ii) shared power to vote or direct the vote of an aggregate of 212,753 shares; and (iii) shared power to dispose or to direct the disposition of an aggregate of 2,229,364 shares.

The table below gives the number of shares of Common Stock of the Company beneficially owned as of March 25, 1999 by persons who were members of the Board of Directors and executive officers of the Company during 1998.

                          BROADBAND TECHNOLOGIES, INC.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

                                          Shares                Percent of
                                       Beneficially               Shares
   Name and Address                      Owned (1)              Outstanding
   ----------------                      ---------              -----------

Richard P. Clark                       1,097,896                    8.2%
Director (2)

Dr. John R. Hutchins, III                118,949                      *
Chairman of the Board of Directors(3)

Dr. Charles T. Lee                        24,733                      *
Director (4)

David E. Orr                              95,625                      *
Director, President and
Chief Executive Officer (5)

Salim A. L. Bhatia                        84,853                      *
Chairman of the Board
of Directors (6)

Dr. J. Richard Jones                     157,078                    1.2%
Director and Executive
Vice President (7)

James L. Chitkowski                            0                      *
Vice President of
Sales and Marketing (8)

David J. McLean                           38,422                      *
Vice President of
Network Access System (9)

Leonard D. Hayes                          45,576                      *
Vice President
of Manufacturing (10)

Craig M. Swinn                                 0                      *
Vice President of
Sales and Marketing

Alan Negrin                                8,333                      *
Director  (11)

All directors and executive            1,743,941                   13.0%
officers as a group (15 persons) (12)

*    Represents beneficial ownership of less than one percent (1%) of Common
     Stock.

                          BROADBAND TECHNOLOGIES, INC.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(1) The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Share ownership also includes shares of Common Stock issuable within 60 days upon exercise of outstanding options.

(2) Includes 24,833 shares that Mr. Clark may acquire pursuant to stock options exercisable within 60 days after March 25, 1999. Also includes 1,073,063 shares beneficially owned by AMP Incorporated. Mr. Clark, a Director of the Company, is the President and Chief Executive Officer of M/A-COM, Inc., a wholly owned subsidiary of AMP Incorporated. Mr. Clark does not exercise sole or shared voting or investment power with respect to such shares and disclaims beneficial ownership of such shares. AMP Incorporated is a corporation whose shares are publicly traded. Voting and investment power with respect to shares of the Company owned by AMP Incorporated are exercised by the Board of Directors of AMP Incorporated.

(3) Includes: (i) 91,264 shares owned by Dr. John R. Hutchins, III, Revocable Trust, for which Dr. Hutchins is both the sole trustee and beneficiary; (ii) 27,333 shares that Dr. Hutchins may acquire pursuant to stock options exercisable within 60 days after March 25, 1999; and (iii) 352 shares in Dr. Hutchins' account under the Company's 401(k) plan. Does not include the following shares as to which Dr. Hutchins disclaims beneficial ownership: (i) 41,352 shares owned by Jane Ide Hutchins Revocable Trust, for which Jane I. Hutchins, the wife of Dr. Hutchins, is both the sole trustee and beneficiary; and (ii) 61 shares in Jane I. Hutchins' account under the Company's 401(k) plan.

(4) Includes 24,733 shares that Dr. Lee may acquire pursuant to stock options exercisable within 60 days after March 25, 1999.

(5) Mr. Orr has 15,625 stock options exercisable within 60 days after March 25, 1999. In connection with his joining the Company, effective as of April 1, 1997, the Company issued to Mr. Orr 80,000 shares of the Company's Common Stock. Mr. Orr will forfeit such shares of Common Stock, which are included, if Mr. Orr's employment with the Company terminates for any reason prior to the fifth anniversary of the grant of the stock to Mr. Orr, except under certain circumstances. Mr. Orr also received a non-qualified stock option to purchase 350,000 shares of the Company's Common Stock. See "Executive Compensation - Employment Agreements."

(6) Includes 84,853 shares that Mr. Bhatia may acquire pursuant to stock options exercisable within 60 days after March 25, 1999. Mr. Bhatia served as the Company's President and Chief Executive Officer until March 31, 1997. Effective as of January 31, 1998, Mr. Bhatia resigned as a Director of the Company and ceased to be employed by the Company.

(7) Includes 609 shares in Dr. Jones' account under the Company's 401(k) plan and 55,507 shares that Dr. Jones may acquire pursuant to stock options exercisable within 60 days after March 25, 1999.

(8) Mr.Chitkowski has no stock options exercisable. Mr. Chitkowski ceased to be employed by the Company effective as of May 8, 1998.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(9) Includes 37,250 that Mr. McLean may acquire pursuant to stock options exercisable within 60 days after March 25, 1999. Includes 1,172 shares in Mr. McLean's account under the Company's 401(k) Plan.

(10) Includes 45,576 that Mr. Hayes may acquire pursuant to stock options exercisable within 60 days after March 25, 1999.

(11) Includes 8,333 shares that Mr. Negrin may acquire pursuant to stock options exercisable within 60 days after March 25, 1999.

(12) Includes 396,937 shares that the Officers and Directors as a group may acquire upon exercise of options within 60 days after March 25, 1999. Includes 30,000 shares that Carl Kammire may acquire pursuant to stock options exercisable within 60 days after March 25, 1999 and 1,043 shares in his account under the Company's 401(k) Plan. Mr. Kammire ceased to be employed by the Company April 30, 1998. Includes 18,750 shares that John Autrey may acquire pursuant to stock options exercisable within 60 days after March 25, 1999. Includes 22,052 shares that Loretta Woodall may acquire pursuant to stock options exercisable within 60 days after March 25, 1999. Includes 631 shares owned by Timothy Oakley. Mr. Oakley ceased to be employed by the Company
April 17, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements are included in Part II, Item 8 of this Form 10-K.

     1.   Financial Statements

     Report of Independent Auditors.
     Statements of Operations for the years ended December 31, 1998, 1997 and 1996.
     Balance Sheets as of December 31, 1998 and 1997.
     Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1998, 1997 and 1996.
     Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.
     Notes to Financial Statements.

     2.   Financial Statement Schedules

     The following financial statement schedule is filed as part of this report:

                          BROADBAND TECHNOLOGIES, INC.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     2.   Financial Statement Schedules (Continued)

     II.  Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits

     See Exhibit Index and Exhibits attached to this report.

(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K, Commission File No. 0-21766, dated October 13, 1998, to report that it had issued a press release that disclosed: (1) the Registrant has retained CIBC Oppenheimer as its financial advisor; and (2) the Company submitted to Nasdaq on October 9, 1998 a plan for achieving and maintaining continued listing on the Nasdaq National Market.

     The Company filed a current report on Form 8-K, Commission File No. 0-21766, dated November 18, 1998, that it had issued a press release that disclosed that on November 12, 1998 Nasdaq granted the Company an extension to achieve listing requirements.

     The Company filed a current report on Form 8-K, Commission File No. 0-21766, dated February 12, 1999, that it had issued a press release disclosing that (1) on February 11, 1999 Nasdaq removed the Company from the Nasdaq National Market due to the Company's inability to meet the continued listing requirements of the Nasdaq National Market; and (2) the Company's stock will trade on the OTC Bulletin Board, an electronic quotation service.

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

       3.2    Amended and Restated Bylaws (2)

       4.1    Amended and Restated Certificate of Incorporation (Included as
              Exhibit 3.1 to this Annual Report on Form 10-K)

       4.2    Amended and Restated Bylaws (Included as Exhibit 3.2 to this
              Annual Report on Form 10-K)

       4.3    Form of Common Stock Certificate (1)

                          BROADBAND TECHNOLOGIES, INC.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT INDEX AND EXHIBITS (CONTINUED)

    Exhibit                                                                        Page
     Number                          Description                                   Number
     ------                          -----------                                   ------

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

       10.10  Office Lease dated February 25, 1993, between the Registrant and
              The Wachovia Real Estate Fund. (1)

       10.11  Amended and Restated 1988 Incentive Stock Option Plan (2)

       10.12  Amended and Restated 1992 Nonqualified Stock Option Plan (2)

       10.13  Directors' Stock Option Plan (2)

       10.14  1993 Flexible Benefits Plan (1)

       10.15  Amended 401 (k) Plan dated November 17, 1998 (14)

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

                          BROADBAND TECHNOLOGIES, INC.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT INDEX AND EXHIBITS (CONTINUED)

    Exhibit                                                                        Page
     Number                          Description                                   Number
     ------                          -----------                                   ------
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

       10.32  BBT OEM Agreement, dated as of February 4, 1998, between BroadBand
              Technologies, Inc. and Lucent Technologies, Inc. (13)

       10.33  Lucent OEM Agreement, dated as of February 4, 1998, between
              BroadBand Technologies, Inc. and Lucent Technologies, Inc. (13)

       10.34  Research and Development Agreement, dated as of February 4, 1998, between BroadBand Technologies, Inc. and Lucent Technologies, Inc.
              (13)

       10.35  Element Manager Software Letter Agreement, dated as of February 4,
              1998, between BroadBand Technologies, Inc. and Lucent
              Technologies, Inc. (12)

       10.36 Goldman Sachs & Co. and BroadBand Technologies, Inc. agreements, dated April 8, 1997.(14)

       10.37  Alliance Agreement between BroadBand Technologies, Inc. and Bosch
              Telecom GmbH and Bosch Telecom, Inc. dated June 8, 1998. (15)

       10.38 Amendment to the BroadBand Technologies, Inc. 401(k) Plan dated as of June 7, 1998. (16)

       10.39 Amendment to the BroadBand Technologies, Inc. 401(k) Plan dated as of November 17, 1998. (16)

       10.40  Supplemental Deferred Compensation Plan of BroadBand Technologies,
              Inc. dated as of December 1, 1998. (16)

       10.41  Office Lease between BroadBand Technologies, Inc. and Highwoods
              Realty Limited Partnership dated December 28, 1998. (16)

       23.1   Consent of Ernst & Young LLP for 1998. (16)

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

                          BROADBAND TECHNOLOGIES, INC.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT INDEX AND EXHIBITS (CONTINUED)

(2) (Incorporated by reference to exhibit filed with the Company's Form 10-Q for the period ended June 30, 1994.)

(3) (Confidential treatment was granted by the Securities and Exchange Commission on June 30, 1993.)

(4) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated March 30, 1995.)

(5) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated May 22, 1996.)

(6) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated November 19, 1996.)

(7) (Incorporated by reference to exhibit filed with Registrant's Quarterly Report, dated August 14, 1996, as amended by Amendment No. 1, dated November 26, 1996.)

(8) (Incorporated by reference to exhibit filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-3, No. 333-09661, dated September 17, 1996.)

(9) (Confidential treatment was granted by the Securities and Exchange Commission on May 10, 1996.)

(10) (Confidential treatment was granted by the Securities and Exchange Commission on December 12, 1996.)

(11) (Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 31, 1997.)

(12) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998.)

(13) (Incorporated by reference to exhibit filed with Registrant's current report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998. Confidential treatment for certain portions of this agreement is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.)

(14) (Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 31, 1998.)

(15) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated June 8, 1998.)

(16) Attached exhibits.

                          BROADBAND TECHNOLOGIES, INC.

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                     Additions       Deductions
                                                                    Balance at       charged to      credited to
                                                                    beginning of     costs and       costs and        Balance at end
Description                                                         year             expenses        expenses         of year
------------------------------------------------------------------------------------------------------------------------------------
1998
Allowances deducted from related balance sheet accounts:
     Accounts Receivable .......................................           --          250,879              --          250,879
     Inventories ...............................................    3,540,481        3,727,672       3,083,257        4,184,896
     Warranty Reserves .........................................    4,940,427           65,016       4,280,592          724,851

1997
Allowances deducted from related balance sheet accounts:
     Accounts Receivable .......................................           --               --              --               --
     Inventories ...............................................    3,335,739          204,742              --        3,540,481
     Warranty Reserves .........................................    5,934,027               --         993,600        4,940,427

1996
Allowances deducted from related balance sheet accounts:
     Accounts Receivable .......................................           --               --              --               --
     Inventories ...............................................    1,918,891        1,416,848              --        3,335,739
     Warranty Reserves .........................................    2,758,743        3,175,284              --        5,934,027

                          BROADBAND TECHNOLOGIES, INC.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BroadBand Technologies, Inc.

Dated March 30, 1999              By: /S/ John T. Autrey
                                      ------------------------------------------
                                          John T. Autrey

                                  Title: Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                               Date

/S/ David E. Orr                     President (Principal Executive             March 30, 1999
-----------------------------        Officer) and Director
David E. Orr

/S/ John T. Autrey                   Vice President (Principal Financial        March 30, 1999
-----------------------------        Officer and Principal Accounting
John T. Autrey                       Officer)

/S/ Dr. John R. Hutchins, III
-----------------------------
Dr. John R. Hutchins, III            Chairman of the Board                      March 30, 1999

/S/ Dr. J. Richard Jones
-----------------------------
Dr. J. Richard Jones                 Director                                   March 30, 1999

/S/ Richard P. Clark
-----------------------------
Richard P. Clark                     Director                                   March 30, 1999

/S/ Dr. Charles T. Lee
-----------------------------
Dr. Charles T. Lee                   Director                                   March 30, 1999

/S/ Alan E. Negrin
-----------------------------
Alan E. Negrin                       Director                                   March 30, 1999