Form 10-Q
period 1999-03-31
BROADBAND TECHNOLOGIES INC /DE/
filed 1999-05-14
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1999
                                                 --------------


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


                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                          Outstanding as of May 10, 1999
-------
Common Stock ($.01 par Value)                             13,458,642

                          BROADBAND TECHNOLOGIES, INC.
                                      Index


                                                                         PAGE NO.
                                                                       -----------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

            Condensed  Balance Sheets
                   March 31, 1999 and December 31, 1998                     3

              Condensed  Statements of Operations
                   Three Months Ended March 31, 1999 and 1998               5

            Condensed  Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998                6

          Notes to  Condensed Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  22


SIGNATURE

                          BROADBAND TECHNOLOGIES, INC.
                            Condensed Balance Sheets

PART I.       FINANCIAL INFORMATION

              ITEM 1.        FINANCIAL STATEMENTS


                                                                       MARCH 31, 1999         DECEMBER 31, 1998
                                                                     ------------------   -----------------------
                                                                        (UNAUDITED)              (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                          $     32,029,802       $     45,403,692
   Restricted cash (NOTE 2)                                                  6,708,798              7,283,500
   Short-term investments (NOTE 3)                                          48,851,311             48,787,993
   Accounts receivable, trade, less allowances $150,725 in 1999
     and $250,879 in 1998                                                    4,808,437              7,638,024
   Inventories (NOTE 4)                                                      4,667,760              1,861,372
   Prepaid expenses and other current assets                                 2,500,912              1,204,372
                                                                   ------------------------------------------------
Total current  assets                                                       99,567,020            112,178,953


Long term investments (NOTE 3)                                               5,563,395                408,780
Restricted cash (NOTE 2)                                                     4,148,370              4,146,563


Furniture, fixtures, and equipment:
   Equipment                                                                14,987,630             14,626,531
   Software                                                                  5,100,227              4,804,929
   Furniture and fixtures                                                      725,767                723,411
   Leasehold improvements                                                    1,316,276              1,316,276
                                                                   ------------------------------------------------
                                                                            22,129,900             21,471,147
Accumulated depreciation and amortization                                  (16,038,900)           (15,381,974)
                                                                   ------------------------------------------------
Net furniture, fixtures and equipment                                        6,091,000              6,089,173


Deferred debt issuance costs (net of accumulated amortization)
      and other noncurrent assets                                            1,597,534              1,784,193
                                                                   ------------------------------------------------


Total assets                                                           $   116,967,319        $   124,607,662
                                                                   ================================================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                            Condensed Balance Sheets



                                                                   MARCH 31, 1999         DECEMBER 31, 1998
                                                                 ------------------     ----------------------
                                                                    (UNAUDITED)              (AUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                              $       5,703,691           $   3,244,472
   Accrued expenses                                                      5,794,234               5,912,028
   Deferred revenue                                                      3,820,254               5,659,015
   Deposits                                                              3,237,437               3,245,072
   Accrued warranty reserve                                                730,842                 724,851
                                                               ----------------------- ----------------------
Total current liabilities                                               19,286,458              18,785,438


Long-term liabilities:
   Convertible debt (NOTE 5)                                           115,000,000             115,000,000
   Deferred compensation                                                 1,600,000               1,400,000
   Other liabilities                                                     2,315,000               2,300,000
                                                               ----------------------- ----------------------
Total long-term liabilities                                            118,915,000             118,700,000


Stockholders' deficit:
   Series A preferred stock, $.01 par value;
      100,000 shares authorized; no
      shares issued and outstanding
                                                                                --                      --
   Convertible preferred stock, $.01 par value;
      7,500,000 shares authorized; no shares
      issued and outstanding
                                                                                --                      --
   Common stock, $.01 par value; 30,000,000 shares
      authorized; 13,453,568 and 13,436,686 shares
      outstanding                                                          134,536                 134,367
   Additional paid-in capital (NOTE 2)                                 160,415,123             163,428,408
   Deferred compensation (NOTE 2)                                         (600,000)               (650,000)
   Accumulated deficit                                                (181,183,798)           (175,790,551)
                                                               ----------------------- ----------------------
Total stockholders' deficit                                            (21,234,139)            (12,877,776)
                                                               ----------------------- ----------------------
Total liabilities and stockholders' deficit                        $   116,967,319          $  124,607,662
                                                               ======================= ======================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         1999                      1998
                                                                 -----------------------   ----------------------
Revenues:
     Product sales and contract revenue                          $        2,229,064          $       2,285,001
     Services revenue                                                     1,954,761                    222,222
                                                                ------------------------   ----------------------
     Total revenues                                                       4,183,825                  2,507,223


Costs and expenses:
     Cost of revenues                                                     1,986,518                  2,188,014
     Research and development                                             4,439,515                  6,252,950
     Selling, general and administrative expenses                         2,886,596                  5,409,899
                                                                ------------------------   ----------------------
     Total costs and expenses                                             9,312,629                 13,850,863
                                                                ------------------------   ----------------------

Loss from operations                                                     (5,128,804)               (11,343,640)

Interest income                                                           1,359,357                  1,875,150
Interest expense                                                         (1,623,800)                (1,604,653)
                                                                ------------------------   ----------------------
Total other income (expense)                                               (264,443)                   270,497
                                                                ------------------------   ----------------------

Loss before income taxes                                                 (5,393,247)               (11,073,143)
Income taxes                                                                     --                         --
                                                                ------------------------   ----------------------
Net loss                                                          $      (5,393,247)          $    (11,073,143)
                                                                ========================   ======================

Net loss per share (NOTE 6)                                      $             (.40)          $           (.83)
                                                                ========================   ======================
Average number of shares and equivalents                                 13,440,163                 13,390,012
                                                                ========================   ======================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           1999                    1998
                                                                  ----------------------   ----------------------
OPERATING ACTIVITIES                                               $       (5,393,247)    $       (11,073,143)
Net loss
   Adjustments to reconcile net loss to net cash used in
        operating activities:

   Depreciation                                                               656,926               1,042,096
   Other non cash charges                                                     451,659                 433,688
   Changes in operating assets                                             (1,273,341)               (181,612)
   Changes in operating liabilities                                           501,020               1,255,169
                                                                  ------------------------------------------------
Net cash used in operating activities                              $       (5,056,983)      $      (8,523,802)

INVESTING ACTIVITIES
   Acquisitions of furniture, fixtures, and equipment                        (658,753)               (335,892)
   Disposal of furniture, fixtures, and equipment                                  --                     218
   Net decrease(increase) in investments                                   (5,217,933)             15,786,838
                                                                  ------------------------------------------------
Net cash provided by (used in) investing activities                        (5,876,686)             15,451,164

FINANCING ACTIVITIES
   Settlement of put option (NOTE 2)                                       (3,048,482)                     --
   Issuance of common stock                                                    35,366                  44,450
   Decrease in restricted cash                                                572,895               3,761,807
                                                                  ------------------------------------------------
Net cash provided by (used in) financing activities                        (2,440,221)              3,806,257

Increase/(decrease) in cash and cash equivalents                          (13,373,890)             10,733,619
Cash and cash equivalents at beginning of period                           45,403,692              47,464,129
                                                                  ------------------------------------------------
Cash and cash equivalents at end of period                           $     32,029,802        $     58,197,748
                                                                  ================================================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 1999


1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1998 included in the Company's Form 10-K submission.

2.   EMPLOYMENT AGREEMENT AND RESTRICTED CASH

The Company has an outstanding stand-by letter of credit in the amount of $1.0 million at March 31, 1999, which expires in March 2000. This letter of credit is collateralized by restricted cash of the same amount. The Company also has $200,000 restricted cash on deposit with its main bank collateralizing a corporate procurement card.

The Company has restricted cash of $4.0 million associated with executive compensation for the President and CEO, David E. Orr, who joined the Company on April 1, 1997. Compensation expense of $4.0 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4.0 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company. Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, deferred compensation equivalent to the market value at the date of grant, $1.0 million, has been charged to shareholders' equity and is being amortized as compensation expense over the employment period of five years.

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity put and call options for the purchase of up to 1.0 million shares of common stock outstanding. Since the Company's stock price fell below the put option price of $9.11, the Company is required to reflect the differential as restricted cash on its balance sheet. Given a stock price of $1.50 at March 31, 1999, the Company had restricted cash of $5.5 million in connection with this agreement for the unexercised put contracts. The options expired April 15, 1999. To settle its option obligations, the Company paid the holder of the options $3.0 million from restricted cash during the first quarter and $4.3 million from restricted cash during the second quarter. All payments were recorded as a reduction of additional paid-in capital. All option obligations have been settled and the Company has no further obligations under the original agreement.

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

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

3.    CASH AND CASH EQUIVALENTS (CONTINUED)

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At March 31, 1999, the Company had no investments that qualified as trading or available for sale.

At March 31, 1999, the Company's investments in debt securities were classified as cash and cash equivalents and both short and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

The following is a summary of cash and cash equivalents and both short and long-term investments by balance sheet classification for March 31, 1999 and December 31, 1998:


                                                                    MARCH 31,              DECEMBER 31,
                                                                      1999                     1998
                                                              ----------------------  -----------------------
        Cash and cash equivalents:
            Demand deposit accounts                           $        5,701,438         $    13,019,247
            Commercial paper                                           9,474,207              13,228,613
            U.S. Treasury Obligations                                 16,854,157              19,155,832
                                                              ----------------------  -----------------------
                                                              $       32,029,802         $    45,403,692
                                                              ======================  =======================


                                                                    MARCH 31,              DECEMBER 31,
                                                                      1999                     1998
                                                              ----------------------  -----------------------
        Short-term investments:
            Commercial paper                                   $      44,329,289          $   46,255,410
            U.S. Treasury Obligations                                  4,522,022               2,532,583
                                                              ----------------------  -----------------------
                                                              $       48,851,311          $   48,787,993
                                                              ======================  =======================

        Long-term investments:
            Commercial paper                                  $        5,563,395       $         408,780
                                                              ----------------------  -----------------------
                                                              $        5,563,395       $         408,780
                                                              ======================  =======================

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of March 31, 1999.

4.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

4.    INVENTORIES (CONTINUED)


                                                                      MARCH 31,              DECEMBER 31,
                                                                        1999                     1998
                                                                ----------------------   ---------------------
    Electronic parts and other components                       $        6,758,112       $        4,264,671
    Work In Process                                                        788,971                  291,310
    Finished goods                                                       1,356,468                1,490,287
                                                                ----------------------   ---------------------
                                                                         8,903,551                6,046,268
    Inventory Reserves                                                  (4,235,791)              (4,184,896)
                                                                ----------------------   ---------------------
                                                                $        4,667,760       $        1,861,372
                                                                ======================   =====================

5.      LONG-TERM DEBT

The Company issued on May 17, 1996, $115.0 million of 5% convertible subordinated notes due May 15, 2001, that entitles the holder to convert the notes into shares of the Company's common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price $41.48 per share. The notes are not redeemable by the Company prior to May 15, 1999. Thereafter, the Company may redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. The Company is actively continuing negotiations to restructure the convertible subordinated notes. (See
Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operations: Recent Developments.)

6.    NET LOSS PER SHARE

All loss per share amounts for all periods have been presented to conform to Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). Due to the cumulative net losses for the periods presented, potential common shares are considered antidilutive and therefore did not require restatement of prior periods.

7.    BUSINESS SEGMENT INFORMATION

The Company is engaged in a single business segment consisting of the development, manufacture, marketing and service of electronic equipment for the telecommunications industry. Regional Bell Operating Companies (RBOCs), independent telephone companies and competitive local exchange carriers are the primary users of the Company's products. In 1998, the Company entered into several agreements with Lucent, which utilized the Company's research and development and manufacturing resources.

Revenues from Lucent, direct sales to RBOCs and others as a percentage of the Company's total revenues are as follows:

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

7.    BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                     March 31
                                                  1999        1998
                                              ------------------------
                   Lucent                           94.0%       60.0%
                   RBOCs                             4.0%       14.0%
                   Others                            2.0%       26.0%
                                              ------------------------
                                                   100.0%      100.0%
                                              ========================

The following customers' accounts receivable balances as a percentage of the Company's total accounts receivable as of March 31, 1999 and December 31, 1998 are as follows:


                                                      1999        1998
                                             --------------------------
                    Lucent                           44.0%       62.0%
                    Bosch                            54.0%       32.0%
                    RBOCs                            --           6.0%
                    Others                            2.0%        --
                                                     --           --
                                             --------------------------
                                                    100.0%      100.0%
                                             ==========================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

DEBT RESTRUCTURING ACTIVITIES

In late 1998, the Company and its financial advisor, CIBC Oppenheimer Corp., began negotiating a restructuring of the Company's $115.0 million 5% convertible subordinated notes, which do not become due, except for interest payments, until May 2001. Through the debt restructuring negotiations, the Company is seeking to extend the due dates for the $115.0 million of debt so that payments of principal do not become due until after the Company has had an opportunity to introduce its new generation access product (the "New Platform") into the market. The Company is actively continuing negotiations with a committee representing a substantial majority of the convertible subordinated noteholders. Although significant progress has been made on the structure and some covenants, a final agreement has not been reached and the Company is uncertain as to when an agreement will be completed. Implementation of a debt restructuring plan may result in the reduction of the cash resources of the Company, dilution of the equity of the Company, an increase in interest payments by the Company and/or other adverse consequences. There can be no assurance the Company will be successful in implementing a debt restructuring plan that will meet the financial goals of the Company.

LUCENT MANUFACTURING AGREEMENT

On February 4, 1998 the Company entered into a Manufacturing Agreement (the "Agreement") with Lucent. Under the Agreement, if Lucent does not provide orders for product in sufficient volume to absorb $18.0 million of the Company's manufacturing overhead for three (3) years, Lucent will pay the Company the amount that is not absorbed by Lucent's orders. On March 22, 1999 the Company and Lucent agreed upon a Product Letter which details the

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

LUCENT MANUFACTURING AGREEMENT (CONTINUED)

product specifications, pricing and other terms and conditions of the product the Company will manufacture for a Lucent customer. The Product Letter, among other provisions, provides that the Company shall be reimbursed by Lucent for the cost of any reasonable excess inventories that result in a forecast change or failure to order product. There is no firm commitment at this time from Lucent regarding the longevity and volume to the Company; however, Lucent did provide an initial purchase order in late April 1999. The Company anticipates initial volume production units to begin shipment in May 1999. During the first quarter of 1999 the Company recognized $1.5 million of revenue for payments in lieu of production volume, offset by a minimal amount of manufacturing overhead absorption due to some initial production shipments prior to March 31, 1999.

LUCENT R & D PROJECTS

The Company recognized $1.6 million of revenue resulting from service revenue from development projects under the February 4, 1998 Research & Development Agreement with Lucent during the quarter. To date, Lucent and the Company have agreed on projects valued at approximately $17.6 million of the $21.0 million called for under the agreement, and the Company has recognized revenue of approximately $3.7 million since inception of this contract. No additional specific development projects have been agreed upon. Subject to certain restrictions, the Company has the right to use technology it develops for Lucent in the New Platform the Company is currently developing. There can be no assurance as to what percentage, if any, of the technology developed from Lucent will be usable in the Company's New Platform.

SETTLEMENT OF EQUITY PUT OPTIONS

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity put and call options for the purchase of up to 1.0 million shares of common stock outstanding. The options expired April 15, 1999. To settle its option obligations, the Company paid the holder of the options $3.0 million from restricted cash during the first quarter and $4.3 million from restricted cash during the second quarter. All payments were recorded as a reduction of additional paid-in capital. All option obligations have been settled and the Company has no further obligations under the original agreement. (See Item 1, Financial Statements: Notes to Condensed Financial Statements.)

BELL ATLANTIC SETTLEMENT AGREEMENT

On March 31, 1999 the Company and Bell Atlantic agreed to the following settlement of certain hardware and software supply agreements entered into in 1993 and 1996 regarding the Company's FLX-1100 and FLX-2500 products: a) In April 1999, the Company paid to Bell Atlantic $3.2 million in prepayments advanced to the Company in prior years; b) Bell Atlantic's license rights were terminated; and c) The Company and Bell Atlantic mutually released each other from any current and future liabilities and claims related to such agreements. The $3.2 million obligation had been classified as a current liability in prior years by the Company and will have no impact on current period or future period operating costs and expenses.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

LUCENT SETTLEMENT AGREEMENT

In late 1998 as a result of the agreements with Lucent and the decrease in the demand for the Switched Digital Broadband Access Systems (SDBAS) joint product, the Company recognized as revenue the $13.0 million of nonrefundable prepayments received in prior years net of $2.3 million relating to certain potential contractual obligations. On April 1, 1999 the Company and Lucent agreed that due to the continued lack of demand for the SDBAS joint product from certain customers and Lucent's new product development, AnyMedia, future contractual obligations are unlikely to occur; therefore, the Company anticipates recognizing approximately $2.3 million of one-time revenue in the second quarter of 1999 from the remaining liability less $115,000 related to certain canceled purchase orders.

TOTAL REVENUES

HISTORICAL

Total revenues for the first quarter of 1999 were $4.2 million, compared to $2.5 million for the same period in 1998. Revenues for the quarter included $2.2 million from product sales and contract revenue from prototype and initial production for the Lucent product the Company is expecting to manufacture in the second quarter. This is a direct outcome of the 1998 Manufacturing Agreement with Lucent. Product revenues for the first quarter 1999 included less than $0.5 million in sales of the Company's Second Generation platform (FLX-2500), while the prior year included $1.4 million. Services revenue of $2.0 million increased from $0.2 million for the same period last year due to revenue recognition from the Company's 1998 $21.0 million R & D Agreement with Lucent. Services revenue has been accounted for under the percentage of completion method of accounting. (See Recent Developments: Lucent Manufacturing Agreement and R & D Projects.)

FUTURE EXPECTATIONS

The Company is developing a new generation access product (the "New Platform") to address the new trends in the network access market - the convergence of traditional voice and higher speed Internet access. The Company has ceased devoting resources to actively market its FLX Platform product and does not expect significant future revenues from the FLX-2500 or the FLX-1100. The Company does not anticipate initial revenues from its New Platform until second quarter 2000 and does not expect substantial revenue from its FLX-2500 or FLX-1100 products.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues for the three-month period ended March 31, 1999 was $2.0 million compared to $2.2 million for the same period in 1998. Cost of product revenue was $1.2 million and cost of services revenue was $0.7 million. The gross margin of $2.2 million resulting from the cost of revenues for the first quarter of 1999 was 52.5% compared to 12.7% for the same period of 1998. The increased gross margin for the first quarter reflects the services revenue attributed to the Lucent R & D Agreement and contract revenue associated with the Lucent Manufacturing Agreement.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES AND GROSS MARGIN (CONTINUED)

The Company expects that price competition will have an adverse impact on the Company's margins. There can be no assurance that the Company can meet product modification requests, customers' feature requests, or customers' business cases. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability. The Company's margins are expected to fluctuate due to the uncertainty of shipments of the existing products and New Platform under development, as well as a higher mix of services revenue from the Lucent Agreements. (See Recent Developments: Lucent Manufacturing Agreement.)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three-month period ended March 31, 1999 were $4.4 million, compared to $6.3 million for the same period in 1998. This $1.9 million decrease was due primarily to the cost savings associated with the transfer of 44 engineering employees as part of the Bosch alliance consummated during the second quarter of 1998 and a more focused engineering development effort related to the New Platform under development. Also, the Company's ability to reduce development expenses associated with the Company's New Platform access product by incorporating some costs into the New Platform technology being developed with Lucent has favorably impacted research and development expenses. However, as the development team begins hardware and software integration during the second quarter, the Company does anticipate research and development expenses to increase from the current levels. A continued tight labor market in the Research Triangle Park and severe competitive engineering salary pressure in the market place could make development more expensive.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three-month period ended March 31, 1999 were $2.9 million compared to $5.4 million for the same period in 1998. These expenses include support of field service, sales and marketing resources, legal expense, as well as administrative requirements. This 47% reduction was primarily due to a $1.2 million decrease in legal fees, lower payroll costs, and tighter expense controls. Selling expenses are expected to increase in the third quarter as the company reestablishes a sales force for the planned release of its New Platform access product in the first quarter of the year 2000. Additionally, the Company had incurred and expects to incur a significant increase in legal and financial advisory fees in connection with its current efforts to restructure the $115.0 million 5% convertible subordinated notes due in May 2001, whether or not its efforts are successful. These expenses are classified as prepaid expenses at March 31, 1999 and will be charged against any gain or loss on completion of the debt restructuring; or if a restructuring is not consummated, these costs will be expensed at such time. (See Recent
Developments: Debt Restructuring Activities.)

OTHER INCOME (EXPENSES)

Other income (expenses) during the first quarter of 1999 consists primarily of interest income and interest expense. Net interest income (expense) for the three-month period ended March 31, 1999 was approximately $0.3 million in expense compared to $0.3 million in income for the same period in 1998. The decrease in interest income for the period ended March 31, 1999 compared to the same period of 1998 was the result of lower cash and investment balances. Interest income is the result of investment of the cash balances available during the period. The Company expects interest expense to continue to exceed interest income in future periods as the Company's cash is reduced by operating losses and capital expenditures during the development period of its New Platform.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET LOSS

The net loss for the first quarter of 1999 was $5.4 million or $.40 per share as compared to $11.1 million or $.83 per share for the same period in 1998. This improvement in loss for the first quarter reflected the increase in services revenue and the decrease in operating expenses resulting from the Company's new strategy.

The Company's results continue to reflect both an unfavorable regulatory environment for its current product and the development stage of the Company's New Platform access product. The Company has completed the third full quarter of implementation of its new business strategy announced in early 1998 and it expects to continue to incur substantial losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The ending cash and cash equivalents, restricted cash, and short and long-term investment balances on March 31, 1999, were $97.3 million compared to a balance of $106.0 million at December 31, 1998. The decrease of $8.7 million was due primarily to $5.1 million used in operations and $3.0 million paid as partial settlement of the put equity option more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements. The $2.8 million increase in inventories at March 31, 1999 as compared to December 31, 1998 was primarily due to the increase in electronic parts and components related to the anticipated manufacturing resulting from the signing of the Product Letter with Lucent in late March 1999. The Product Letter, among other provisions, provides that the Company shall be reimbursed by Lucent for the cost of any reasonable excess inventories that result in a forecast change or failure to order product. Activities related to the development of the Company's New Platform accounted for the $0.7 million increase in equipment and software during the first quarter of 1999. (See Recent Developments: Lucent Manufacturing Activities.)

The Company had total restricted cash, included in the above amounts, of $10.9 million as of March 31, 1999. The restricted cash balance consists of $4.0 million associated with executive compensation for its President and CEO, David
E. Orr, $5.5 million associated with the equity put option agreement entered into in April 1997, an outstanding stand-by letter of credit in the amount of $1.0 million, which is collateralized by restricted cash of the same amount and expires March 31, 2000, and $0.2 million restricted cash on deposit with its main bank for the implementation of a corporate procurement card. The details of these restricted cash balances are more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements.

Restricted cash in the amount of $7.1 million at December 31, 1998 and $5.5 million at March 31, 1999 is included in the Company's cash balance as of such dates based upon a market value of the stock of $2.94 and $1.50 per share, respectively, in connection with the equity put option agreement. As more fully described in Note 2 (Employment Agreement and Restricted Cash) of the financial statements, this decrease in restricted cash is due to the settlement payment of $3.0 million for the partial unwinding of the equity put option. Settlement of the remaining contracts subsequent to March 31, 1999 totaled $4.3 million.

The Company has issued $115.0 million of 5% convertible subordinated notes which do not become due, except for interest payments, until May 15, 2001. Interest is payable on May 15 and November 15 of each year. Additional details on the convertible subordinated notes are more fully described in Note 5 (Long-Term
Debt) of the Condensed Financial Statements. The Company is current on all interest payments and anticipates making such payments in the future.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company expects, however, that additional equity and/or debt financing will be required to repay the $115.0 million of notes when they become due. Failure to pay principal and interest when due would have a material adverse effect on the Company. If the Company's new business strategy fails to generate investor confidence in the Company's ability to generate future revenue and profits, the Company would not be able to obtain the additional financing it will require to repay the notes when the notes become due, or will not obtain such financing on terms favorable to the Company and its shareholders.

The Company is currently negotiating with representatives of a majority of the convertible notes to restructure the debt. Although significant progress has been made on the structure and some covenants, a final agreement has not been reached and the Company is uncertain as to when an agreement will be completed. There is no assurance that the Company will be successful in implementing a debt restructuring plan that will meet the financial goals of the Company. Implementation of a debt restructuring plan may result in the reduction of the cash resources of the Company, dilution of the equity of the Company, an increase in interest payments by the Company and/or other adverse consequences. Management recognizes the dynamic nature of the telecommunications industry and the possibility that the Company's product initiatives might increase working capital and capital equipment requirements. In such event, the Company would consider appropriate financing alternatives. (See Recent Developments: Debt Restructuring Activities.)

Management expects that cash and cash equivalents at March 31, 1999 and cash generated from fees and product sales and contract and service revenues will be adequate to fund operating requirements and property and equipment expenditures for at least the next year and a half based on current forecasted operations and management will be actively considering financing alternatives when and if market conditions and the Company's progress in implementing its business plan are deemed to cause financing to be available on favorable terms, as to which there can be no assurance.

OTHER FINANCIAL INFORMATION

BACKLOG

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to March 31, 2000. The aggregate sales price of orders received and included in backlog was approximately $1.7 million at March 31, 1999. The Company believes that the orders included in the backlog are firm orders that will be shipped prior to March 31, 2000. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so. The Company also has backlog of approximately $12.0 million in specific development projects with Lucent.

YEAR 2000 ISSUES

The Company had established a compliance plan to address Year 2000 issues consisting of four elements: inventory, assessment, remediation and testing. The Company completed substantially all of the efforts around these phases in late April 1999, with extensive testing and obtaining assurances from key suppliers with regard to Year 2000 compliance of their products and services to the Company to continue through 1999. During the first quarter the Company completed the upgrade of its major accounting and manufacturing and material requirements planning

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER FINANCIAL INFORMATION (CONTINUED)

YEAR 2000 ISSUES (CONTINUED)

systems to meet Year 2000 requirements. Costs associated with the correction of Year 2000 problems, including correction of the Company's products that have been deployed, as well as internal systems, for the prior year and 1999 will not exceed $175,000.

Although the Company believes that its Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that the Company will not experience negative consequences as a result of undetected defects or the noncompliance of third parties with whom the Company interacts. Furthermore, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If realized, these risks could result in adverse effects on the business, results of operations and financial condition.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. The Company's investments are classified as both short and long-term investments. All short-term investments are scheduled to mature within twelve (12) months subsequent to March 31, 1999. The Company's long-term investment is scheduled to mature in year 2000.

                                           BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER FINANCIAL INFORMATION (CONTINUED)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Quantitative Disclosures (continued)

-------------------------------------------------------------------------------------------------------------------------------
                             EXPECTED MATURITY DATES
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Fair Value
(dollars in 000's)                   1999          2000         2001          2002         2003         Total          3/31/99
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
-------------------------------------------------------------------------------------------------------------------------------
Short-term investments               $48,851       -            -             -            -             $48,851       $48,788
-------------------------------------------------------------------------------------------------------------------------------
Long-term investments                -              5,563       -             -            -               5,563         5,563
-------------------------------------------------------------------------------------------------------------------------------
Average interest rate                   5.3%          5.4%
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt                       -             -           $115,000       -            -            $115,000       $42,000
-------------------------------------------------------------------------------------------------------------------------------
Average interest rate                                              5.0%                                     5.0%
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

Qualitative Disclosures

There have been no changes in the nature of the Company's investments since December 31, 1999 or the various financial institutions, which holds those investments.

On March 11, 1999 the Company entered into an agreement with an investment banker to undertake an early exercise (unwinding) of equity put option which the Company had initiated in 1997. The unwinding of this equity put option resulted in cash payments of $3.0 million made from restricted cash for the quarter ended March 31, 1999 and $4.3 million subsequent to March 31, 1999. (See Note 2 "Employment Agreement and Restricted Cash" in the Notes to the Condensed Financial Statements.)


PART II  - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company currently has no material litigation pending.

ITEM 5.    OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements contained in this document include statements about the Company's relationship with Lucent, Lucent's new AnyMedia product, the Company's relationship with Bosch, the future of the Company's FLX-1100 and FLX-2500 products, the Company's New Platform, a new generation access product the

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)

Company is developing, migration of the FLX-2500 to FSAN, the regulatory environment in which the Company's customers operate, the expected action of customers, corporate partners and competitors, future expense reductions, restructuring negotiations with creditors and future financial requirements. Forward looking statements herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. These risks include, but are not limited to, the following:

NEW PLATFORM DEVELOPMENT

To survive, the Company must develop on schedule a new generation access product, the New Platform, that can compete in the market on price, architecture, features and other factors. Development of the New Platform product by the Company will be subject to significant technical and other challenges and will require a substantial investment of money and time. Although the Company believes that the development of the New Platform product is on schedule for market introduction in first quarter 2000, there can be no assurance that the Company will be able to develop a new generation access product, or that any product it develops will be attractive to customers and priced competitively with the products of competitors, including Lucent.

Competition for internet/data services is growing between the traditional telephone communication carriers and the cable television operators. The cable television operators, which includes AT&T, will be deploying a technology referred to as cable modem as a solution to voice, data and video services. The Company's New Platform product utilizes Digital Subscriber Lines (DSL) technology to enhance the traditional telephone wiring plant to provide enhanced services such as high speed internet access. Should the cable television operators deploy cable modem technology successfully, the market for DSL technology would be diminished as well as the demand for the Company's New Platform product.

CONVERTIBLE SUBORDINATED DEBENTURES

In May 1996, the Company sold $115.0 million of 5% convertible five-year notes due May 15, 2001, with interest payable on May 15 and November 15 of each year. The Company expects that additional equity and/or debt financing will be required to repay the notes when they become due. Failure to pay principal and interest when due would have a material adverse effect on the Company. If the Company's new business strategy fails to generate investor confidence in the Company's ability to generate future revenue and profits, the Company would not be able to obtain the additional financing it will require to repay the notes when the notes become due, or will not obtain such financing on terms favorable to the Company and its shareholders.

The Company is currently negotiating with representatives of a majority of the convertible notes to restructure the debt. Although progress has been made on defining the structure, terms and conditions related to the restructuring of the subordinated notes, to date the Company and the noteholders have not been able to agree upon a restructuring plan. There is no assurance that the Company will be successful in implementing a debt restructuring plan that will meet the financial goals of the Company. Implementation of a debt restructuring plan may result in the reduction of the cash resources of the Company, dilution of the equity of the Company, an increase in interest payments by the Company and/or other adverse consequences.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

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

In addition, the value of stock options of the Company's management and employees has declined as a result of the delisting, along with other financial reasons, both as a result of lower market prices and lower trading volume, which makes resales of stock by employees more difficult. The foregoing could have a material adverse effect on the ability of the Company to recruit and retain key personnel unless the Company provides other recruiting and retention incentives which will be expensive. Failure to recruit and retain key employees, however, would have a material adverse effect on the Company's ability to implement its business plan, including its ability to develop its New Platform.

The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, partners, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all these risks have had and are likely to have a material adverse effect on the market price of the securities of the Company. With the substantially lower trading volumes that have occurred since delisting and are likely to occur in the future, the foregoing factors are likely to have a greater adverse impact on the market price of the Company's securities.

LUCENT RELATIONSHIP

Although management believes the new relationship with Lucent has provided certain revenue opportunities to the Company and will continue to do so, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the Company and Lucent relating to SDBAS, arising out of the November 1995 exclusive agreement, did not meet the Company's expectations and resulted in substantially lower than expected sales volume. There can be no assurances that the new relationship with Lucent will not also fail to meet the Company's expectations. The Company's relationship with Lucent also may adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of certain restrictions contained in the new Lucent agreements including change of control provisions. Decisions by Lucent or rumors of a decision by Lucent that changes Lucent's relationship with the Company may have an adverse effect on the market price of the stock of the

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

LUCENT RELATIONSHIP (CONTINUED)

Company. In addition, Lucent is a vendor of digital loop carrier products and the Company's product may compete with Lucent in some circumstances. Such competition could adversely affect the ability of the Company and Lucent to cooperate to the extent required under their agreements.

BOSCH RELATIONSHIP

Although management believes the Alliance Agreement with Bosch offers certain opportunities to the Company, the relationship includes certain risks as well. There can be no assurances that the relationship with Bosch will meet the Company's expectations. The Company's relationship with Bosch, which was designed to leverage the Company's intellectual property and other resources, may also adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of restrictions contained in the Alliance Agreement relating to a change of control of the Company and restrictions on the Company's sublicensing. Decisions by Bosch or rumors of a decision by Bosch that changes Bosch's relationship with the Company may have an adverse effect on the market price of the Company's stock. In addition, although initially there will be geographic restrictions on where the Company and Bosch can sell FSAN products, the Alliance Agreement provides that these restrictions will terminate and eventually the FSAN products of the Company and Bosch will compete with one another in the same markets. There can be no assurance the Company will be able to compete with Bosch, which has substantially greater resources than the Company. Such competition could adversely affect the Company.

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

OTHER FACTORS

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Accordingly, except for development, contract manufacturing, element manager system fees and potential OEM revenues from the new agreements with Lucent, the Company anticipates low product sales volume until New Platform products are introduced into the market in early 2000. (See
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations: Total Revenues.)

To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its current products and future products, including the New Platform products the Company is developing, as well as upgrades to the Company's products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. Development efforts are in place and many challenges exist to successful development. In particular, the Company will need to attract additional engineers who have hardware and software experience in digital loop carrier products, as well as retain its current key

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

OTHER FACTORS (CONTINUED)

engineers. The Company is also managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing initiatives. There can be no assurance the Company will be successful in such effort.

Failure of the Company to meet its development goals will have a material adverse effect on the Company. Notwithstanding successful development by the Company, competitors already are selling products to customers in the market targeted by the Company and competitors may develop new competing technology and products that are more attractive to customers than are the technologies and products of the Company and may offer such products at materially lower prices. The Company expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength.

Other factors include the possibility that telephone companies may not widely deploy all or part of the Company's current or future products in their local distribution networks or may require expensive upgrades to the Company's current product. For example, during 1997, SBC decided to discontinue the video portion of its trial in Richardson, Texas. This move was attributed to federal regulatory actions, which forced SBC to sell its wireless services and network to new competitors at prices below actual cost. Also, the Company's current and future products must meet the industry standards established by Telcordia Technologies, Inc. (formerly BELLCORE) and must be compatible with the products of other telephone company suppliers, including competitors of the Company. Additionally, regulatory delays may continue to impede competition in the local loop, which may delay the rollout of the Company's new generation access products.

The failure of telephone companies to widely deploy broadband networks is also increasing the risk that cable television networks will become more competitive with telephone companies for the transmission of voice and data information due to the broader bandwidth capabilities of coaxial cable networks. During the past year substantially greater interest and investment in broadband cable television networks has occurred and the trend appears to be accelerating. Failure by the telephone companies to successfully meet competition from coaxial cable based telecommunications networks would have a material adverse effect on the Company.

As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment, or until small volumes of new products are adequately field tested. Announcements by Lucent of its new digital loop carrier product, AnyMedia, had this adverse effect on sales of the Company's FLX-2500 product and the same could occur in the future with respect to the New Platform the Company is developing.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $181.2 million as of March 31, 1999, has never been profitable on an annual basis and may never achieve profitability. The Company will require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

The Company was dependent upon Lucent for greater than 94% of its revenues for the quarter ended March 31, 1999 and greater than 80% of its projected 1999 revenue and will remain substantially dependent upon Lucent until the Company develops and successfully markets its New Platform. Failure by the Company or Lucent to comply with existing agreements would have a material adverse effect on the Company.

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

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

OTHER FACTORS (CONTINUED)

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

YEAR 2000

Although the Company believes that its Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that the Company will not experience negative consequences as a result of undetected defects or the noncompliance of third parties with whom the Company interacts. Furthermore, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If potential customers for the New Platform product that the Company anticipates introducing in first quarter 2000 are experiencing problems related to Year 2000 issues, the Company's marketing efforts may be adversely affected by customers expending resources to address Year 2000 problems or by revenue losses by potential customers resulting from their Year 2000 platforms. If realized, these risks could result in adverse effects on the business, results of operations and financial condition.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14, 1999                         /s/ John T. Autrey
                                     ------------------
                                     John T. Autrey
                                     Vice President and Chief Financial Officer