Form 10-Q
period 1999-06-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1999-08-13
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Transition Period          to           .

                         Commission File Number 0-21766


                          BroadBand Technologies, Inc.



                    Delaware                     56-1615990
    -------------------------------          -------------------
    (State of Other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)           Identification No.)



4024 Stirrup Creek Drive, Durham, N.C.              27703
--------------------------------------       -------------------
(Address of Principal Executive Offices)         (Zip Code)


Registrant's telephone number, including area code          (919) 544-0015
                                                    --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes    X       No
                      ---------     ---------
Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes                                 Outstanding as of August 10, 1999
--------
Common Stock ($.01 par Value)                        13,470,877

                          BROADBAND TECHNOLOGIES, INC.
                                      Index



                                                                    PAGE NO.
                                                                   ---------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed  Balance Sheets
         June 30, 1999 and December 31, 1998                        3-4

         Condensed  Statements of Operation
         Three Months Ended June 30, 1999 and 1998                    5

         Condensed  Statements of Operations
         Six Months Ended June 30, 1999 and 1998                      6

         Condensed  Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998                      7

         Notes to  Condensed Financial Statements                   8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       11-19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            19

Item 5.  Other Information                                         19-24

Item 6.  Exhibits and Reports on Form 8-K                             24


SIGNATURES                                                            24

                          BROADBAND TECHNOLOGIES, INC.
                            Condensed Balance Sheets

PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS
                                                  JUNE 30,       DECEMBER 31,
                                                    1999            1998
                                             ---------------  -----------------
                                                (UNAUDITED)      (AUDITED)

ASSETS

Current assets:


  Cash and cash equivalents                   $  10,128,355   $  45,403,692
  Restricted cash (NOTE 2)                        1,050,000       7,283,500
  Short-term investments (NOTE 3)                52,520,445      48,787,993
  Accounts receivable, trade, less
   allowances $150,725 in 1999 and $250,879
   in 1998                                        8,562,056       7,638,024
  Inventories (NOTE 4)                            6,754,151       1,861,372
  Prepaid expenses and other current assets       2,876,698       1,204,372
                                              --------------- ----------------
Total current assets                             81,891,705     112,178,953


Long-term investments (NOTE 3)                   10,435,745         408,780
Restricted cash (NOTE 2)                          4,150,220       4,146,563


Furniture, fixtures, and equipment:
   Equipment                                     15,724,355      14,626,531
   Software                                       5,218,535       4,804,929
   Furniture and fixtures                           729,802         723,411
   Leasehold improvements                         1,316,276       1,316,276
                                              ---------------   --------------
                                                 22,988,968      21,471,147
Accumulated depreciation and amortization       (16,705,841)    (15,381,974)
                                              ---------------  ---------------
Net furniture, fixtures and equipment             6,283,127       6,089,173


Deferred debt issuance costs (net of
    accumulated amortization) and other
    noncurrent assets (NOTE 5)                    1,428,505       1,784,193
                                             --------------- ---------------




Total assets                                   $ 104,189,302   $124,607,662
                                              ===============  =============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.
                                       3

                          BROADBAND TECHNOLOGIES, INC.
                           Condensed Balance Sheets




                                              JUNE 30,          DECEMBER 31,
                                                1999                1998
                                           ------------        --------------
                                             (UNAUDITED)         (AUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:


  Accounts payable                           $  7,865,963   $   3,244,472
  Accrued expenses                              5,158,900       5,912,028
  Deferred revenue                              3,204,382       5,659,015
  Deposits and other accrued liabilities          754,639       3,969,923
                                            --------------- ---------------
Total current liabilities                      16,983,884      18,785,438


Long-term liabilities:
   Convertible debt (NOTE 5)                  115,000,000     115,000,000
   Deferred compensation (NOTE 2)               1,800,000       1,400,000
   Other liabilities                              130,000       2,300,000
                                            --------------- ---------------
Total long-term liabilities                   116,930,000     118,700,000


Stockholders' deficit:
   Series A preferred stock, $.01 par
    value; 100,000 shares authorized; no
    shares issued and outstanding                      --              --
   Convertible preferred stock, $.01 par
    value; 7,500,000 shares authorized;
    no shares issued and outstanding                   --              --
   Common stock, $.01 par value;
    30,000,000 shares authorized;
    13,467,002 and 13,436,686 shares
    outstanding                                   134,669         134,367
   Additional paid-in capital                 156,146,429     163,428,408
   Deferred compensation (NOTE 2)                (550,000)       (650,000)
   Accumulated deficit                       (185,455,680)   (175,790,551)
                                            --------------- ---------------
Total stockholders' deficit                   (29,724,582)    (12,877,776)
                                            --------------- ---------------
Total liabilities and stockholders'
    deficit                                 $ 104,189,302   $  124,607,662
                                            =============== ===============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,
                                                      1999             1998
                                                  -------------  ---------------
Revenues:

     Product sales and contract revenue           $   3,859,250   $   2,473,210
     Services revenue                                 1,865,872         333,334
     Nonrefundable prepayment revenue (NOTE 6)        2,185,000              --
     Technology transfer &
      license agreement (NOTE 7)                             --      17,000,000
                                                  -------------  ---------------
     Total revenues                                   7,910,122      19,806,544


Costs and expenses:
     Cost of revenues                                 3,661,738       2,101,620
     Research and development                         4,587,677       4,707,910
     Restructuring costs                                     --       2,577,678
     Selling, general and administrative expenses     3,114,668       4,438,015
                                                  --------------  --------------
     Total costs and expenses                        11,364,083      13,825,223
                                                  --------------  -------------

Income (loss) from operations                        (3,453,961)      5,981,321

Interest income                                         805,985       2,390,528
Interest expense                                     (1,623,907)     (1,618,223)
Other income (expense)                                       --         650,207
                                                  --------------  --------------
Total other income (expense)                           (817,922)      1,422,512
                                                  --------------  -------------

Income (loss) before income taxes                    (4,271,883)      7,403,833
Income taxes                                                 --              --
                                                  --------------  --------------

Net income (loss)                                 $  (4,271,883)  $   7,403,833
                                                  ==============  ==============


Net income (loss) per share (NOTE 8)              $        (.32)  $         .55
                                                  ==============  ==============
Average number of shares and equivalents             13,454,971      13,416,507
                                                  ==============  ==============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (UNAUDITED)


                                                  SIX MONTHS ENDED JUNE 30,
                                                    1999             1998
                                                -------------  ---------------
Revenues:

     Product sales and contract revenue         $   6,088,314   $   4,069,891
     Services revenue                               3,820,633         555,556
     Nonrefundable prepayment revenue (NOTE 6)      2,185,000         688,320
     Technology transfer &
      license agreement (NOTE 7)                           --      17,000,000
                                                  -------------  -------------
     Total revenues                                12,093,947      22,313,767


Costs and expenses:
     Cost of revenues                               5,648,256       4,289,634
     Research and development                       9,027,192      10,849,043
     Restructuring costs                                   --       2,577,678
     Selling, general and administrative
       expenses                                     6,001,264       9,959,731
                                                --------------  ---------------
     Total costs and expenses                      20,676,712      27,676,086
                                                --------------  ---------------

Loss from operations                               (8,582,765)     (5,362,319)

Interest income                                     2,165,342       4,265,678
Interest expense                                   (3,247,707)     (3,222,876)
Other income (expense)                                     --         650,207
                                                --------------  ---------------
Total other income (expense)                       (1,082,365)      1,693,009
                                                --------------  ---------------

Loss before income taxes                           (9,665,130)     (3,669,310)
Income taxes                                               --              --
                                                --------------  ---------------

Net loss                                        $   (9,665,130) $  (3,669,310)
                                                ==============  ===============


Net loss per share (NOTE 8)                     $         (.72) $         (.27)
                                                ==============  ===============
Average number of shares and equivalents            13,445,007      13,403,496
                                                ==============  ===============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                                   (UNAUDITED)




                                                 SIX MONTHS ENDED JUNE 30,
                                                   1999            1998
                                                -------------  ---------------
OPERATING ACTIVITIES

Net (loss)                                    $  (9,665,130) $   (3,669,310)

  Adjustments to reconcile net loss to net
      cash used in operating activities:
  Depreciation                                    1,323,842       1,942,695
  Other noncash charges                             889,628         873,750
  Changes in operating assets                    (7,507,199)     (1,366,203)
  Changes in operating liabilities               (3,986,554)      3,888,493
                                              ----------------  ----------------

Net cash used in operating activities           (18,945,413)      1,669,425

INVESTING ACTIVITIES
  Acquisitions of furniture, fixtures, and
   equipment                                     (1,517,795)       (706,748)
  Disposal of furniture, fixtures, and
   equipment                                             --              --
  Net decrease (increase) in investments        (13,759,417)     23,946,352
                                              ---------------  ----------------
Net cash provided by (used in) investing
    activities                                  (15,277,212)     23,239,604

FINANCING ACTIVITIES
  Settlement of put option (NOTE 2)              (7,346,370)             --
  Issuance of common stock                           63,815          99,314
  Decrease (increase) in restricted cash          6,229,843         (30,096)
                                              ---------------  -----------------
Net cash provided by (used in) financing
    activities                                   (1,052,712)         69,218

Increase (decrease) in cash and cash
    equivalents                                 (35,275,337)     24,978,247
Cash and cash equivalents at beginning of
    period                                       45,403,692      47,464,129
                                              --------------  -----------------

Cash and cash equivalents at end of period    $  10,128,355   $  72,442,376
                                              ==============  ==================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 1999


1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1998 included in the Company's Form 10-K submission.

2.   EMPLOYMENT AGREEMENT AND RESTRICTED CASH

The Company has an outstanding stand-by letter of credit in the amount of $1.0 million at June 30, 1999, which expires in March 2000. This letter of credit is collateralized by restricted cash of the same amount. The Company also has $50,000 restricted cash on deposit with its primary bank collateralizing a corporate procurement card.

The Company has restricted cash of $4.0 million associated with executive compensation for the President and CEO, David E. Orr, who joined the Company on April 1, 1997. Compensation expense of $4.0 million is being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr is entitled to receive the interest income earned by the $4.0 million. The compensation is payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company. Subsequent to the second quarter, the employment agreement was amended to convert the $4.0 million executive compensation to a secular trust with all income earned after the effective date to be paid annually to Mr. Orr on January 1 thereafter. All other terms of the employment agreement were unchanged, including the term of the employment agreement. The secular trust was established in early August 1999. Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, deferred compensation equivalent to the market value at the date of grant, $1.0 million, has been charged to shareholders' equity and is being amortized as compensation expense over the employment period of five years.

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

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

3.  CASH AND CASH EQUIVALENTS (CONTINUED)

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At June 30, 1999, the Company had no investments that qualified as trading or available for sale.

At June 30, 1999, the Company's investments in debt securities were classified as cash and cash equivalents and both short- and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

The following is a summary of cash and cash equivalents and both short- and long-term investments by balance sheet classification for June 30, 1999 and December 31, 1998:

                                              JUNE 30,       DECEMBER 31,
                                                1999            1998
                                             ------------   ---------------
      Cash and cash equivalents:

          Demand deposit accounts          $   6,966,961    $   13,019,247
          Commercial paper                     3,161,394        13,228,613
          U.S. Treasury Obligations                   --        19,155,832
                                           --------------  ---------------

                                           $  10,128,355   $    45,403,692
                                           =============== ================


      Short-term investments:

          Commercial paper                 $  43,659,093   $    46,255,410
          U.S. Treasury Obligations            8,861,352         2,532,583
                                           --------------- ----------------

                                           $  52,520,445   $    48,787,993
                                           =============== ================

      Long-term investments:

          Commercial paper                 $   8,419,895   $       408,780
          U.S. Treasury Obligations            2,015,850                --
                                           =============== ================

                                           $   10,435,745  $       408,780
                                           =============== ================

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of June 30, 1999 and December 31, 1998.

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

4.  INVENTORIES (CONTINUED)


                                           JUNE 30,       DECEMBER 31,
                                             1999             1998
                                       -------------   ----------------

Electronic parts and other components   $  7,552,815    $  4,264,671
Work in process                            1,386,554         291,310
Finished goods                             1,976,218       1,490,287
                                        ------------    ------------
                                          10,915,587       6,046,268
Inventory reserves                        (4,161,436)     (4,184,896)
                                        ------------    ------------

                                        $  6,754,151    $  1,861,372
                                        ============    ============


5.      LONG-TERM DEBT

The Company issued on May 17, 1996 $115.0 million of 5% convertible subordinated notes due May 15, 2001 that entitle the holder to convert the notes into shares of the Company's common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price of $41.48 per share. The notes were not redeemable by the Company prior to May 15, 1999. Thereafter, the Company can redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. The Company is actively continuing negotiations to restructure the convertible subordinated notes. (See Item 2, Management's Discussion and Analysis of Financial Conditions and Results of
Operations: Recent Developments.)

6.      LUCENT SETTLEMENT AGREEMENT

In late 1998, as a result of the agreements with Lucent and the decrease in the demand for the Switched Digital Broadband Access Systems (SDBAS) joint product, the Company recognized as revenue the $13.0 million of nonrefundable prepayments received in prior years net of $2.3 million relating to certain potential contractual obligations. On April 1, 1999 the Company and Lucent agreed that due to the continued lack of demand for the SDBAS joint product from certain customers and Lucent's new product development, AnyMedia, future contractual obligations are unlikely to occur; therefore, the Company recognized $2.2 million of one-time revenue in the second quarter of 1999 from the remaining $2.3 million liability. At June 30, 1999, a liability of $115,000 still existed for certain potential canceled purchase orders.

7. STRATEGIC ALLIANCE AND TECHNOLOGY TRANSFER AGREEMENT

In the second quarter of 1998, the Company recognized one-time revenue of $12.0 million for cross transfer of intellectual property related to the alliance with Bosch Telecom GbH and Bosch Telecom, Inc. and $5.0 million of revenue for the license agreement associated with the settlement of patent litigation and perpetual cross license agreement with Next Level Communications. (See Item 2, Management's Discussion and Analysis of Financial Conditions and Results of
Operations: Recent Developments.)

8.  NET INCOME/(LOSS) PER SHARE

All income/(loss) per share amounts for all periods have been presented to conform to Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). Due to the cumulative net losses for the periods

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

8.  NET INCOME/(LOSS) PER SHARE (CONTINUED)

presented, potential common shares are considered antidilutive and therefore did not require restatement of prior periods.

9.  BUSINESS SEGMENT INFORMATION

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

                                     JUNE 30
                                  1999    1998
                                -------- --------
             Lucent               95.0%    6.0%
             RBOCs                 3.0%    2.0%
             Others                2.0%   92.0%
                                -------- --------
                                 100.0%  100.0%
                                ======== ========

The following customers' accounts receivable balances as a percentage of the Company's total accounts receivable as of June 30, 1999 and December 31, 1998 are as follows:



                                 1999      1998
                               ---------- --------
              Lucent               69.0%   62.0%
              Bosch                28.0%   32.0%
              RBOCs                 3.0%    6.0%
                               ---------- -------
                                  100.0%  100.0%
                               ========== ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

DEBT RESTRUCTURING ACTIVITIES

In late 1998, the Company and its financial advisor, CIBC Oppenheimer Corp., began negotiating a restructuring of the Company's $115.0 million 5% convertible subordinated notes, which do not become due, except for interest payments, until May 2001. Through the debt restructuring negotiations and resulting transaction, the Company is seeking to extend the due date for a significant portion of the debt, which may result in the debt holders receiving a combination of cash and equity and/or debt securities with an extended maturity date. The Company is negotiating to have the maturity date of a significant portion of the principal extended until after the Company has had an opportunity to introduce its new generation access product (the "New Platform") into the market. The Company is actively continuing negotiations with a committee representing a substantial majority of the convertible subordinated noteholders. Significant progress has been made on defining the structure, terms and conditions related to the restructuring of the subordinated notes. To

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

DEBT RESTRUCTURING ACTIVITIES (CONTINUED)

date, however, the Company and the noteholders have not entered into an agreement on all terms of a restructuring plan. There can be no assurance the Company will be successful in implementing a debt-restructuring plan that will meet the financial goals of the Company. Implementation of a debt-restructuring plan is likely to result in a significant reduction of the cash resources of the Company, dilution of the equity of the Company and/or other adverse consequences.

LUCENT MANUFACTURING AGREEMENT

On March 22, 1999 the Company and Lucent agreed upon a Product Letter related to the Company's 1998 Manufacturing Agreement (the "Agreement") with Lucent which details the product specifications, pricing and other terms and conditions of the product the Company will manufacture for a Lucent customer. The Product Letter, among other provisions, provides that the Company shall be reimbursed by Lucent for the cost of any reasonable excess inventories that result in a forecast change or failure to order product. There is no firm commitment at this time from Lucent regarding the longevity and volume to the Company; however, Lucent did provide an initial purchase order in late April 1999 and initial volume production units began shipment in May 1999. During the second quarter of 1999, the Company shipped $1.5 million of product under the Product Letter and recognized $1.5 million of revenue for payments in lieu of production volume, offset by a minimal amount of manufacturing overhead absorption due to the production shipments prior to June 30, 1999. If Lucent cancels the Product Letter, the Company would still receive the remaining payments under the Manufacturing Agreement.

LUCENT R & D PROJECTS

During the second quarter of 1999, the Company recognized $1.9 million of revenue resulting from service revenue from development projects under the February 4, 1998 Research & Development Agreement with Lucent. To date, Lucent and the Company have agreed on projects valued at approximately $17.6 million of the $21.0 million called for under the agreement, and the Company has recognized revenue of approximately $5.6 million since inception of this contract. No additional specific development projects have been agreed upon. Subject to certain restrictions, the Company has the right to use technology it develops for Lucent in the New Platform the Company is currently developing. There can be no assurance as to what percentage, if any, of the technology developed for Lucent will be usable in the Company's New Platform.

SETTLEMENT OF EQUITY PUT OPTIONS

During the first quarter of 1997, the Board of Directors authorized the initiation of a stock repurchase program and entered into an agreement with an investment banker that utilizes equity put and call options for the purchase of up to 1.0 million shares of common stock outstanding. The options expired April 15, 1999. To settle its option obligations, the Company paid the holder of the options $3.0 million from restricted cash during the first quarter and $4.3 million from restricted cash during the second quarter. All payments were recorded as a reduction of additional paid-in capital. All option obligations have been settled and the Company has no further obligations under the 1997 agreement.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

BELL ATLANTIC SETTLEMENT AGREEMENT

On March 31, 1999, the Company and Bell Atlantic agreed to the following settlement of certain hardware and software supply agreements entered into in 1993 and 1996 regarding the Company's FLX-1100 and FLX-2500 products: (a) In April 1999, the Company paid to Bell Atlantic $3.2 million in prepayments advanced to the Company in prior years, (b) Bell Atlantic's license rights were terminated, and (c) The Company and Bell Atlantic mutually released each other from any current and future liabilities and claims related to such agreements. The $3.2 million obligation had been classified as a current liability in prior years by the Company and will have no impact on current period or future period operating costs and expenses.

LUCENT SETTLEMENT AGREEMENT

In late 1998, as a result of the agreements with Lucent and the decrease in the demand for the SDBAS joint product, the Company recognized as revenue the $13.0 million of nonrefundable prepayments received in prior years net of $2.3 million relating to certain potential contractual obligations. On April 1, 1999 the Company and Lucent agreed that due to the continued lack of demand for the SDBAS joint product from certain customers and Lucent's new AnyMedia product development, future contractual obligations are unlikely to occur. Therefore, the Company recognized $2.2 million of one-time revenue in the second quarter of 1999 from the remaining $2.3 million liability. At June 30, 1999, a liability of $115,000 still existed for certain potential canceled purchase orders. On April 8, 1999, the Company notified Lucent of its decision to discontinue manufacturing of the SDBAS joint product in twelve months.

TOTAL REVENUES

HISTORICAL

Total revenues for the second quarter of 1999 were $7.9 million compared to $19.8 million for the same period in 1998. Included in revenue for the second quarter of 1999 were $2.2 million of nonrefundable prepayments received from Lucent in prior years. Revenue recognition of the $2.2 million resulted from the 1998 Lucent Settlement Agreement and decreased demand for the SDBAS joint product. One-time revenues of $17.0 million were recorded in the second quarter of 1998: (a) $12.0 million related to the alliance with Bosch Telecom GbH and Bosch Telecom, Inc., and (b) $5.0 million of revenue for the license agreement associated with the settlement of patent litigation and perpetual cross license agreement with Next Level Communications. (See Recent Developments: Lucent Settlement Agreement.)

Excluding the one-time revenues explained above, revenues of $5.7 million for the quarter increased from $2.8 million for the same period of 1998. These revenues included $3.9 million of contractual manufacturing payments from Lucent and product sales. Included in product sales was the initial production of a Lucent product, which the Company began to manufacture in the second quarter. This is a direct outcome of the 1998 Manufacturing Agreement with Lucent. Product revenues for the second quarter of 1999 included less than $1.0 million in sales of the Company's Second Generation platform (FLX-2500), while the prior year included $2.0 million. Services revenue of $1.9 million for the three-month period increased from $0.3 million for the same period last year due to revenue recognition from the Company's 1998 $21.0 million R & D Agreement with Lucent. Service revenue has been accounted for under the percentage of completion method of accounting. These development projects are on schedule and the Company anticipates maintaining the same level of revenue recognition in subsequent quarters.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TOTAL REVENUES (CONTINUED)

HISTORICAL (CONTINUED)

Total revenues for the first six months of 1999 were $12.1 million compared to $22.3 million for the same period in 1998. Excluding the one-time revenues explained above, revenues of $9.9 million for the six-month period increased from $5.3 million for the same period of 1998. Product sales and contract revenues of $6.1 million for the six-month period increased from $4.1 million for the same period last year and were primarily comprised of revenue from the Lucent product and the 1998 Manufacturing Agreement with Lucent. Services revenue of $3.8 million increased from $0.6 million for the six-month period due to revenue recognition from the Lucent R&D development projects. (See Recent
Developments: Lucent Manufacturing Agreement and Lucent R&D Projects.)

FUTURE EXPECTATIONS

The Company is developing a new generation access product (the "New Platform") to address the new trends in the network access market - the convergence of traditional voice and higher speed Internet access. In 1998, the Company ceased devoting resources to actively market its FLX Platform product and does not expect significant future revenues from the FLX-2500 or the FLX-1100. The Company does not anticipate initial revenues from its New Platform until second quarter 2000 and does not expect substantial revenue from its FLX-2500 or FLX-1100 products. (See Recent Developments: Lucent Settlement Agreement.)

COST OF REVENUES AND GROSS MARGIN

Cost of revenues for the three- and six-month periods ended June 30, 1999 was $3.7 million and $5.6 million respectively, compared to $2.1 million and $4.3 million respectively for the same periods in 1998. Cost of product revenue for the three- and six-month periods of 1999 was $2.8 million and $4.0 million respectively. Cost of services revenue in 1999 was $0.9 million and $1.6 million for the three- and six-month periods, respectively. Cost of revenues for the same periods of 1998 were all related to product revenues. The gross margin of $2.1 million, excluding one-time revenue of $2.2 million, for the second quarter of 1999 was 36% compared to 25% for the same period of 1998, excluding one-time revenue of $17.0 million. Gross margin of $4.3 million, excluding $2.2 million one-time revenue, for the six-month period ended June 30, 1999 was 43% compared to 19% for the same period of 1998, excluding one-time revenue of $17.0 million. The increased gross margin for the second quarter and year to date reflects the services revenue attributed to the Lucent R & D Agreement and contract revenue associated with the Lucent Manufacturing Agreement.

The Company expects that price competition, as well as rapidly changing technology developments in the telecommunications industry, could have an adverse impact on the Company's costs and margins. There can be no assurance that the Company can meet product modification requests, customers' feature requests, or customers' business cases. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability. The Company's margins are expected to fluctuate due to the uncertainty of shipments of the existing products and New Platform under development, as well as a higher mix of services revenue from the Lucent Agreements. (See Recent Developments: Lucent Manufacturing Agreement.)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three- and six-month periods ended June 30, 1999 were $4.6 million and $9.0 million respectively, compared to $4.7 million and $10.8 million for the same period in 1998. The $0.1 million

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES (CONTINUED)

and $1.8 million decreases were due primarily to the cost savings associated with the transfer of 44 engineering employees as part of the Bosch alliance consummated in June of 1998 and a more focused engineering development effort related to the New Platform under development. Also, the Company's ability to reduce development expenses associated with the Company's New Platform access product by incorporating some costs into the New Platform technology being developed with Lucent has affected favorably research and development expenses. However, as the development team continues hardware and software integration and testing during the third quarter of the year, the Company does anticipate research and development expenses to increase from the current levels. A continued tight labor market in the Research Triangle Park area and severe competitive engineering salary pressure in the market place could make development more expensive. (See Item 5, Other Information: New Platform Development.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three- and six-month periods ended June 30, 1999 were $3.1 million and $6.0 million respectively, compared to $4.4 million and $10.0 million respectively for the same period in 1998. These expenses include support of field service, sales and marketing resources, legal expense, as well as administrative requirements. This 30% reduction for the second quarter was due primarily to a $0.4 million decrease in legal fees, lower payroll costs, and tighter expense controls. The 40% reduction for the six-month period was due primarily to a $1.7 million decrease in legal fees and lower payroll costs, partially offset by purchased services related to development of the New Platform access product. Selling expenses are expected to increase in the third quarter as the company reestablishes a sales force for the planned release of its New Platform access product in the first quarter of the year 2000. Additionally, the Company has incurred and expects to continue to incur a significant increase in legal and financial advisory fees in connection with its current efforts to restructure the $115.0 million 5% convertible subordinated notes due in May 2001, whether or not its efforts are successful. These expenses are classified as prepaid expenses at June 30, 1999 and will be charged against any gain or loss on completion of the debt restructuring. If a restructuring is not consummated, these costs will be expensed at such time. (See Recent Developments: Debt Restructuring Activities.)

In the second quarter of 1998, the Company recorded a restructuring charge of $2.6 million to cover the cost of implementing its new business strategy. This charge includes $0.7 million for FLX-2500 inventory reserves, write-off of $0.6 million for obsolete test and lab equipment and computer equipment, as well as $1.2 million for employee transfer and severance expenses and $0.1 million of other costs.

OTHER INCOME (EXPENSES)

Other income (expenses) during the second quarter of 1999 consists primarily of interest income and interest expense. Net interest income (expense) for the three- and six-month periods ended June 30, 1999 was approximately $0.8 million and $1.1 million, respectively, in expense compared to $0.7 million and $1.0 million, respectively, in income for the same period in 1998. Other income in the three- and six-month periods of 1998 included $0.7 million from the gain on the sale of equipment resulting from the closing of the Bosch strategic alliance. The decrease in interest income for the three- and six-month periods ended June 30, 1999 compared to the same periods of 1998 was the result of lower cash and investment balances and a slightly lower yield. Interest income is the result of investment of the cash balances available during the period. The Company expects interest expense to continue to exceed interest income in future periods as the Company's cash is reduced by operating losses and capital expenditures during the development period of its New Platform.

                          BROADBANDd TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS)

The net loss for the second quarter of 1999 was $4.3 million or $.32 per share as compared to $7.4 million in net income or $.55 per share for the same period in 1998. After adjusting for the one-time revenues in 1999 and 1998 and the 1998 restructuring charge, the net loss was $6.5 million or $0.48 per share, compared with $7.7 million or $0.57 per share. This improvement in net loss for the second quarter reflected the increase in services revenue and the decrease in operating expenses resulting from the Company's new strategy. The net loss for the first six months of 1999 was $9.7 million or $.72 per share as compared to $3.7 million or $.27 per share for the same period in 1998. After adjusting for the one-time revenues in 1999 and 1998 and the 1998 restructuring charge, the net loss for the six-month period was $11.9 million or $0.88 per share, compared with $18.7 million or $1.40 per share in 1998.

The Company's results continue to reflect both an unfavorable regulatory environment for its current product and the development stage of the Company's New Platform access product. The Company has completed the fourth full quarter of implementation of its new business strategy announced in early 1998 and it expects to continue to incur substantial losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The ending cash and cash equivalents, restricted cash, and short- and long-term investment balances on June 30, 1999 were $78.3 million compared to a balance of $106.0 million at December 31, 1998. The decrease of $27.7 million was due primarily to $18.9 million used in operations and $7.3 million paid as settlement of the put equity option more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements. Approximately $4.9 million of the $18.9 million cash used in operations resulted from an increase in inventories, due primarily to the increase in electronic parts and components related to the anticipated manufacturing resulting from the signing of the Product Letter with Lucent in late March 1999. The Product Letter, among other provisions, provides that the Company shall be reimbursed by Lucent for the cost of any reasonable excess inventories that result in a forecast change or failure to order product. Payments to Bell Atlantic of $3.2 million to settle certain hardware and software supply agreements is also included in the $18.9 million operating use of cash. Activities related to the development of the Company's New Platform accounted for a substantial portion of the $1.5 million increase in equipment and software during the first half of 1999. (See Recent Developments: Lucent Manufacturing Agreement and Bell
Atlantic Settlement Agreement.)

The Company had total restricted cash, included in the above amounts, of $5.2 million as of June 30, 1999. The restricted cash balance consists of $4.2 million associated with executive compensation for its President and CEO, David
E. Orr, an outstanding stand-by letter of credit in the amount of $1.0 million, which is collateralized by restricted cash of the same amount and expires March 31, 2000, and $50,000 restricted cash on deposit with its primary bank for the implementation of a corporate procurement card. The details of these restricted cash balances are more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements.

Restricted cash in the amount of $7.1 million at December 31, 1998 is included in the Company's cash balance as of that date based upon a market value of the stock of $2.94 per share, in connection with the equity put option agreement. As more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements, settlement payments of $3.0 million were made in the first quarter of 1999 and $4.3 million in the second quarter of 1999 to settle the Company's obligations. All option obligations have been settled and the Company has no further obligation under the 1997 agreement. There was no restricted cash related to this transaction at June 30, 1999.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has issued $115.0 million of 5% convertible subordinated notes which do not become due, except for interest payments, until May 15, 2001. Interest is payable on May 15 and November 15 of each year. Additional details on the convertible subordinated notes are more fully described in Note 5 (Long-Term
Debt) of the Condensed Financial Statements. The Company is current on all interest payments and is capable of making such payments in the future.

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

The Company is continuing negotiations with representatives of a majority of the convertible notes to restructure the debt. Significant progress has been made on defining the structure, terms and conditions related to the restructuring of the subordinated notes, and the restructuring transaction may include a combination of cash and equity and/or debt securities with extended maturity dates. To date, however, the Company and the noteholders have not entered into an agreement on all terms of a restructuring plan. There is no assurance that the Company will be successful in implementing a debt-restructuring plan that will meet the financial goals of the Company. Implementation of a debt-restructuring plan is likely to result in a significant reduction of the cash resources of the Company, dilution of the equity of the Company and/or other adverse consequences. Management recognizes the dynamic nature of the telecommunications industry and the possibility that the Company's product initiatives might increase working capital and capital equipment requirements. In such event, the Company would consider appropriate financing alternatives. (See Recent
Developments: Debt Restructuring Activities.)

Management expects that cash and cash equivalents at June 30, 1999 and cash generated from fees and product sales and contract and service revenues will be adequate to fund operating requirements and property and equipment expenditures at least through the fourth quarter of 2000 based on current forecasted operations. Management will be actively considering financing alternatives when and if market conditions and the Company's progress in implementing its business plan are deemed to cause financing to be available on favorable terms, as to which there can be no assurance.

OTHER FINANCIAL INFORMATION

BACKLOG

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to June 30, 2000. The aggregate sales price of orders received and included in backlog was approximately $7.7 million at June 30, 1999. The Company believes that the orders included in the backlog are firm orders that will be shipped prior to June 30, 2000. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so. A portion of this backlog relates to commitments by Lucent for contract manufacturing. If canceled, the Product Letter provides that the Company shall be reimbursed by Lucent for failure to order product and the Company would continue to receive the contractual amounts due under the Manufacturing Agreement. The Company also has backlog of approximately $11.4 million in specific development projects with Lucent.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER FINANCIAL INFORMATION (CONTINUED)

YEAR 2000 ISSUES

To address Year 2000 issues, the Company had established a compliance plan consisting of four elements: inventory, assessment, remediation and testing. The Company completed substantially all of the efforts around these phases in late April 1999, with extensive testing and obtaining assurances from key suppliers with regard to Year 2000 compliance of their products and services to the Company to continue through 1999. During the first quarter, the Company completed the upgrade of its major accounting and manufacturing and material requirements planning systems to meet Year 2000 requirements. Costs associated with the correction of Year 2000 problems for the prior year and 1999, including correction of the Company's products that have been deployed as well as internal systems, will not exceed $175,000.

Although the Company believes that its Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that the Company will not experience negative consequences as a result of undetected defects or the noncompliance of third parties with whom the Company interacts. Furthermore, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If realized, as the Year 2000 compliance plan is performed these risks could result in adverse effects on the business, results of operations and financial condition.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. The Company's investments are classified as both short- and long-term investments. All short-term investments are scheduled to mature within twelve (12) months subsequent to June 30, 1999. The Company's long-term investment is scheduled to mature in year 2000.


                             EXPECTED MATURITY DATES


                                                                               Fair
                                                                               Value
(dollars in 000's)    1999     2000     2001      2002     2003     Total    @ 6/30/99
---------------------------------------------------------------------------------------

Assets:
Short-term
 investments        $52,520     -         -        -        -      $52,520   $52,520
Long-term
 investments              -   $10,436     -        -        -      $10,436   $10,436
Average interest
 rate                   5.1%     5.3%

Liabilities:
Long-term debt           -        -      $115,000    -        -     $115,000   $42,000
Average interest rate                        5.0%

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER FINANCIAL INFORMATION (CONTINUED)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Qualitative Disclosures

There have been no changes in the nature of the Company's investments since June 30, 1999 and December 31, 1998 or the various financial institutions which hold those investments.

On March 11, 1999, the Company entered into an agreement with an investment banker to undertake an early exercise (unwinding) of the equity put option which the Company had initiated in 1997. The unwinding of this equity put option resulted in cash payments made from restricted cash of $3.0 million in the quarter ended March 31, 1999 and $4.3 million in the quarter ended June 30, 1999. (See Note 2 "Employment Agreement and Restricted Cash" in the Notes to the Condensed Financial Statements.)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently has no material litigation pending.

ITEM 5. OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements contained in this document include statements about the Company's relationship with Lucent, Lucent's new AnyMedia product, the Company's relationship with Bosch, the future of the Company's FLX-1100 and FLX-2500 products, the Company's New Platform (a new generation access product the Company is developing), migration of the FLX-2500 to FSAN, the regulatory environment in which the Company's customers operate, the expected action of customers, corporate partners and competitors, future expense reductions, restructuring negotiations with creditors and future financial requirements. Forward looking statements herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. These risks include, but are not limited to, the following:

NEW PLATFORM DEVELOPMENT

To survive, the Company must develop on schedule the New Platform, a new generation access product, that can compete in the market on price, architecture, features and other factors. Development of the New Platform product by the Company will be subject to significant technical and other challenges and will require a substantial investment of money and time. Although the Company believes that the development of the first release of the New Platform product is on schedule for market introduction in first quarter of 2000, there can be no assurance that the Company will be able to develop a new generation access product, or that any product it develops will be attractive to customers and priced competitively with the products of competitors, including Lucent. The Company anticipates that substantial customer orders will not occur until the Company upgrades the first release of its New Platform product. The second release of its New Platform is currently forecasted for no earlier than fourth quarter of 2000.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5. OTHER INFORMATION (CONTINUED)

NEW PLATFORM DEVELOPMENT (CONTINUED)

Competition for Internet/data services is growing between the traditional telephone communication carriers and the cable television operators. The cable television operators, including AT&T, will be deploying a technology referred to as cable modem as a solution to voice, data and video services. The Company's New Platform product utilizes Digital Subscriber Lines (DSL) technology to enhance the traditional telephone wiring plant to provide enhanced services such as high-speed Internet access. Should the cable television operators deploy cable modem technology successfully, the market for DSL technology would be diminished as well as the demand for the Company's New Platform product.

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

The Company is continuing negotiations with representatives of a majority of the convertible notes to restructure the debt. Significant progress has been made on defining the structure, terms and conditions related to the restructuring of the subordinated notes, and the restructuring transaction may include a combination of cash and equity and/or debt securities with extended maturity dates. To date, however, the Company and the noteholders have not entered into an agreement on all terms of a restructuring plan. There is no assurance that the Company will be successful in implementing a debt-restructuring plan that will meet the financial goals of the Company. Implementation of a debt-restructuring plan is likely to result in a significant reduction of the cash resources of the Company, dilution of the equity of the Company and/or other adverse consequences.

NASDAQ DELISTING/OVER THE COUNTER BULLETIN BOARD

On February 12, 1999, the Company's shares of Common Stock were delisted from the NASDAQ National Market for failure to achieve compliance with continued listing criteria.

The Company's shares are now traded on the Over The Counter Bulletin Board. The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter (OTC) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock, experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of the Company's securities have been, and will continue to be, materially adversely affected by the delisting and subsequent trading on the OTCBB.

In addition, the value of stock options of the Company's management and employees has declined as a result of the delisting, along with other financial reasons, both as a result of lower market prices and lower trading volume, which

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5. OTHER INFORMATION (CONTINUED)

NASDAQ DELISTING/OVER THE COUNTER BULLETIN BOARD (CONTINUED)

makes resale of stock by employees more difficult. The foregoing could have a material adverse effect on the ability of the Company to recruit and retain key personnel unless the Company provides other recruiting and retention incentives, which will be expensive. Failure to recruit and retain key employees, however, would have a material adverse effect on the Company's ability to implement its business plan, including its ability to develop its New Platform.

The market price of the Company's securities has been very volatile as a result of many factors, some of which are outside the control of the Company, including, but not limited to, quarterly variations in financial results, announcements by the Company, its competitors, partners, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by the Company's existing stockholders, trading by short-sellers and other market factors may adversely affect the market price of the Company's securities. Any or all of these risks have had and are likely to have a material adverse effect on the market price of the securities of the Company. With the substantially lower trading volumes that have occurred since delisting and are likely to occur in the future, the foregoing factors are likely to have a greater adverse impact on the market price of the Company's securities.

LUCENT RELATIONSHIP

Although management believes the new relationship with Lucent has provided certain revenue opportunities for the Company and will continue to do so, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the Company and Lucent relating to SDBAS, arising out of the November 1995 exclusive agreement, did not meet the Company's expectations and resulted in substantially lower than expected sales volume. On April 8, 1999, the Company notified Lucent of its decision to discontinue manufacturing of the SDBAS joint product in twelve months. There can be no assurances that the new relationship with Lucent also will not fail to meet the Company's expectations. The Company's relationship with Lucent also may adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of certain restrictions contained in the new Lucent agreements including change of control provisions. Decisions by Lucent or rumors of a decision by Lucent that changes Lucent's relationship with the Company may have an adverse effect on the market price of the stock of the Company. In addition, Lucent is a vendor of digital loop carrier products and the Company's product may compete with Lucent in some circumstances. Such competition could adversely affect the ability of the Company and Lucent to cooperate to the extent required under their agreements. The Company expects that Lucent will re-evaluate continually its relationship with the Company as business conditions change for both Lucent and the Company.

BOSCH RELATIONSHIP

Although management believes the Alliance Agreement with Bosch offers certain opportunities for the Company, the relationship includes certain risks as well. There can be no assurances that the relationship with Bosch will meet the Company's expectations. The Company's relationship with Bosch, which was designed to leverage the Company's intellectual property and other resources, may also adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of restrictions contained in the Alliance Agreement relating to a change of control of the Company and restrictions on the Company's sublicensing. Decisions by Bosch or rumors of a decision by Bosch that changes Bosch's relationship with the Company may have an adverse effect on the market

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5. OTHER INFORMATION (CONTINUED)

BOSCH RELATIONSHIP (CONTINUED)

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

OTHER FACTORS

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Accordingly, except for development, contract manufacturing, element manager system fees and potential OEM revenues from the new agreements with Lucent, the Company anticipates low product sales volume until New Platform products are introduced into the market in early 2000. Substantial sales volume is not expected until introduction of the second release of the New Platform product. (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations: Total Revenues.)

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

Failure of the Company to meet its development goals will have a material adverse effect on the Company. Notwithstanding successful development by the Company, competitors already are selling products to customers in the market targeted by the Company; competitors may develop new competing technology and products that are more attractive to customers than are the technologies and products of the Company, and may offer such products at materially lower prices. The Company expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5. OTHER INFORMATION (CONTINUED)

OTHER FACTORS (CONTINUED)

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

The failure of telephone companies to widely deploy broadband networks is also increasing the risk that cable television networks, due to the broader bandwidth capabilities of their coaxial cable networks, will become more competitive with telephone companies for transmission of voice and data information. During the past year substantially greater interest and investment in broadband cable television networks has occurred and the trend appears to be accelerating. Failure by the telephone companies to successfully meet competition from coaxial cable-based telecommunications networks would have a material adverse effect on the Company.

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

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $185.5 million as of June 30, 1999, has never been profitable on an annual basis and may never achieve profitability. The Company will require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

The Company was dependent upon Lucent for greater than 95.0% of its revenues for the six months ended June 30, 1999 and greater than 85.0% of its projected 1999 revenue, and will remain substantially dependent upon Lucent until the Company develops and successfully markets its New Platform. Failure by the Company or Lucent to comply with existing agreements would have a material adverse effect on the Company.

As fewer large potential customers dominate the Company's market, the Company may not have sufficient bargaining power to sell its products on favorable terms. If the Company is successful in expanding, its sales growth will place significant strain on its operational resources and systems. In some cases, the Company depends on single source suppliers or parts, which are available only from a limited number of sources. Delays in filling orders of the Company's customers resulting from supplier delays may cause customer dissatisfaction.

The patent and other proprietary rights of the Company may not prevent the competitors of the Company from developing non-infringing technology and products that are more attractive to customers than the technology and products of the Company. The technology and products of the Company could be determined to infringe the patents

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5. OTHER INFORMATION (CONTINUED)

OTHER FACTORS (CONTINUED)

or other proprietary rights of others. Pursuit of international markets exposes the Company to increased risks of currency fluctuations and controls, political and social risks, trade barriers, new competitors and other risks associated with international markets.

YEAR 2000

Although the Company believes that its Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that the Company will not experience negative consequences as a result of undetected defects or the noncompliance of third parties with whom the Company interacts. Furthermore, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of corrections, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If potential customers for the New Platform product that the Company anticipates introducing in first quarter 2000 are experiencing problems related to Year 2000 issues, the Company's marketing efforts may be adversely affected by customers expending resources to address Year 2000 problems or by revenue losses by potential customers resulting from their Year 2000 platforms. If realized, as the Year 2000 compliance plan is performed these risks could result in adverse effects on the business, results of operations and financial condition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



August 13, 1999                        /s/ John T. Autrey
                                       ------------------
                                       John T. Autrey
                                       Vice President and Chief Financial
                                        Officer