Form 10-Q
period 1999-09-30
BROADBAND TECHNOLOGIES INC /DE/
filed 1999-11-15
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended September 30, 1999


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


                               Yes  X                No
                                  -----                 -------

Indicate the number of shares outstanding in each of the issuer's classes of Common Stock, as of the latest feasible date.

Classes                                    Outstanding as of November 11, 1999:
-------
Common Stock ($.01 par Value)                           13,483,708

                          BROADBAND TECHNOLOGIES, INC.
                                      Index



                                                                   PAGE NO.
                                                                   --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed  Balance Sheets
             September 30, 1999 and December 31, 1998                3-4

           Condensed  Statements of Operations
             Three Months Ended September 30, 1999 and 1998            5

           Condensed  Statements of Operations
             Nine Months Ended September 30, 1999 and 1998             6

           Condensed  Statements of Cash Flows
             Nine Months Ended September 30, 1999 and 1998             7

           Notes to  Condensed Financial Statements                 8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       11-18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            19

Item 5.  Other Information                                         19-30

Item 6.  Exhibits and Reports on Form 8-K                             30

SIGNATURES                                                            30

                          BROADBAND TECHNOLOGIES, INC.
                            Condensed Balance Sheets


PART I.       FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS
                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                   1999                   1998
                                                                                -------------         -----------
                                                                                (UNAUDITED)            (AUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                                $     27,228,761       $     45,403,692
   Restricted cash (NOTE 2)                                                        1,050,000              7,283,500
   Short-term investments (NOTE 3)                                                38,282,093             48,787,993
   Accounts receivable, trade, less allowances $100,000 in 1999
     and $250,879 in 1998                                                          6,267,843              7,638,024
   Inventories (NOTE 4)                                                            2,266,471              1,861,372
   Prepaid expenses and other current assets                                       3,190,002              1,204,372
                                                                                ----------------  -----------------
Total current assets                                                              78,285,170            112,178,953

Long-term investments (NOTE 3)                                                     4,973,155                408,780
Restricted cash (NOTE 2)                                                                  --              4,146,563


Furniture, fixtures, and equipment:
   Equipment                                                                      16,586,008             14,626,531
   Software                                                                        5,290,872              4,804,929
   Furniture and fixtures                                                            725,687                723,411
   Leasehold improvements                                                          1,345,332              1,316,276
                                                                                ----------------  -----------------
                                                                                  23,947,899             21,471,147
Accumulated depreciation and amortization                                        (17,542,083)           (15,381,974)
                                                                                ----------------  -----------------
Net furniture, fixtures and equipment                                              6,405,816              6,089,173


Deferred debt issuance costs (net of accumulated amortization) (NOTE 5)            1,217,162              1,777,787
Other noncurrent assets (NOTE 2)                                                   2,373,995                  6,406
                                                                                ----------------  -----------------
                                                                                   3,591,157              1,784,193


Total assets                                                                  $   93,255,298        $   124,607,662
                                                                              ==================    ===============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                            Condensed Balance Sheets



                                                                   SEPTEMBER 30,             DECEMBER 31,
                                                                       1999                     1998
                                                                   -------------             ------------
                                                                    (UNAUDITED)              (AUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                              $       5,457,992           $   3,244,472
   Accrued expenses                                                      6,057,135               5,912,028
   Deferred revenue                                                      1,331,110               5,659,015
   Deposits and other accrued liabilities                                  803,628               3,969,923
                                                               ----------------------- ----------------------
Total current liabilities                                               13,649,865              18,785,438


Long-term liabilities:
   Convertible debt (NOTE 5)                                           115,000,000             115,000,000
   Deferred compensation (NOTE 2)                                               --               1,400,000
   Other liabilities                                                       130,000               2,300,000
                                                               ----------------------- ----------------------
Total long-term liabilities                                            115,130,000             118,700,000


Stockholders' deficit:
   Series A preferred stock, $.01 par value; 100,000
      shares authorized; no shares issued and outstanding                     --                      --

   Convertible preferred stock, $.01 par value; 7,500,000
      shares authorized; no shares issued and outstanding                     --                      --

   Common stock, $.01 par value; 30,000,000 shares
      authorized; 13,479,700 and 13,436,686 shares
      outstanding                                                          134,797                 134,367
   Additional paid-in capital                                          156,174,730             163,428,408
   Deferred compensation (NOTE 2)                                         (500,000)               (650,000)
   Accumulated deficit                                                (191,334,094)           (175,790,551)
                                                               ----------------------- ----------------------
Total stockholders' deficit                                            (35,524,567)            (12,877,776)
                                                               ----------------------- ----------------------
Total liabilities and stockholders' deficit                       $     93,255,298          $  124,607,662
                                                               ======================= ======================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   1999                    1998
                                                                                ---------               ---------

Revenues:
     Product sales and contract revenue                                 $        10,593,332     $         1,597,022
     Services revenue                                                             1,873,272               1,420,228
                                                                        ----------------------  ----------------------
     Total revenues                                                              12,466,604               3,017,250

Costs and expenses:
     Cost of revenues                                                             9,394,124               1,952,518
     Research and development                                                     5,430,663               3,778,800
     Selling, general and administrative expenses                                 2,834,650               3,105,926
                                                                        ----------------------  ----------------------
     Total costs and expenses                                                    17,659,437               8,837,244
                                                                        ----------------------  ----------------------

Loss from operations                                                             (5,192,833)             (5,819,994)

Interest income                                                                     938,555               1,735,567
Interest expense                                                                 (1,624,136)             (1,656,173)
Other income (expense)                                                                   --                  18,631
                                                                        ----------------------  ----------------------
Total other income (expense)                                                       (685,581)                 98,025
                                                                        ----------------------  ----------------------

Loss before income taxes                                                         (5,878,414)             (5,721,969)
Income taxes                                                                             --                      --
                                                                        ----------------------  ----------------------
Net loss                                                                $        (5,878,414)      $      (5,721,969)
                                                                        ======================  ======================

Net loss per share (NOTE 8)                                             $              (.44)      $            (.43)
                                                                        ======================  ======================
Average number of shares and equivalents                                         13,469,466              13,423,598
                                                                        ======================  ======================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1999                1998
                                                                                 ----------           ---------

Revenues:
     Product sales and contract revenue                                 $     16,681,645       $       6,355,233
     Services revenue                                                          5,693,906               1,975,784
     Nonrefundable prepayment revenue (NOTE 6)                                 2,185,000                      --
     Technology transfer & license agreement (NOTE 7)                                 --              17,000,000
                                                                        ------------------    --------------------
     Total revenues                                                           24,560,551              25,331,017

Costs and expenses:
     Cost of revenues                                                         15,042,380               6,242,152
     Research and development                                                 14,457,855              14,627,843
     Restructuring costs                                                              --               2,577,678
     Selling, general and administrative expenses                              8,835,914              13,065,656
                                                                        ------------------    --------------------
     Total costs and expenses                                                 38,336,149              36,513,329
                                                                        ------------------    --------------------

Loss from operations                                                         (13,775,598)            (11,182,312)

Interest income                                                                3,103,897               6,001,245
Interest expense                                                              (4,871,843)             (4,879,048)
Other income (expense)                                                                --                 668,838
                                                                        ------------------    --------------------
Total other income (expense)                                                  (1,767,946)              1,791,035
                                                                        ------------------    --------------------

Loss before income taxes                                                     (15,543,544)             (9,391,277)
Income taxes                                                                          --                      --
                                                                        ------------------    --------------------
Net loss                                                                $    (15,543,544)      $      (9,391,277)
                                                                        ==================    ====================

Net loss per share (NOTE 8)                                             $          (1.16)      $            (.70)
                                                                        ==================     ===================
Average number of shares and equivalents                                      13,449,153              13,407,937
                                                                        ==================     ===================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                       Condensed Statements of Cash Flows
                                   (UNAUDITED)





                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1999               1998
                                                                          -----------          ---------


OPERATING ACTIVITIES
Net (loss)                                                           $    (15,543,544)      $      (9,391,277)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
   Depreciation                                                             2,300,566               2,642,255
   Other noncash charges                                                      711,942               2,716,750
   Changes in operating assets                                             (3,038,136)                511,064
   Changes in operating liabilities                                        (8,705,573)              3,627,704
                                                                  -----------------------   ---------------------
Net cash provided by (used in) operating activities                       (24,274,745)                106,496

INVESTING ACTIVITIES
   Acquisitions of furniture, fixtures and equipment                       (2,617,209)             (1,258,907)
   Acquisitions of product software                                          (350,000)                     --
   Net decrease in investments                                              5,941,525              11,824,485
                                                                  -----------------------   ----------------------
Net cash provided by investing activities                                   2,974,316              10,565,578

FINANCING ACTIVITIES
   Settlement of put option (NOTE 2)                                       (7,346,370)                     --
   Issuance of Common Stock                                                    91,805                 126,771
   Decrease (increase) in restricted cash                                  10,380,063              (2,048,345)
                                                                  -----------------------   ----------------------
Net cash provided by (used in) financing activities                         3,125,498              (1,921,574)

Increase (decrease) in cash and cash equivalents                          (18,174,931)              8,750,500
Cash and cash equivalents at beginning of period                           45,403,692              47,464,129
                                                                  -----------------------   ----------------------
Cash and cash equivalents at end of period                           $     27,228,761        $     56,214,629
                                                                  =======================   ======================


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 1999


1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1998 included in the Company's Form 10-K submission.

2.  EMPLOYMENT AGREEMENT AND RESTRICTED CASH

The Company has an outstanding stand-by letter of credit in the amount of $1.0 million at September 30, 1999, which expires in March 2000. This letter of credit is collateralized by restricted cash of the same amount. The Company also has $50,000 restricted cash on deposit with its primary bank collateralizing a corporate procurement card.

At December 31, 1998, the Company had restricted cash of $4.0 million associated with executive compensation for the President and CEO, David E. Orr, who joined the Company on April 1, 1997. Compensation expense of $4.0 million was being recognized on a straight-line basis over the term of the employment agreement of five years. Additionally, Mr. Orr was entitled to receive the interest income earned by the $4.0 million. The compensation was payable on the fifth anniversary of Mr. Orr's employment or based upon certain triggering events that are detailed in Mr. Orr's employment contract with the Company. In the third quarter of 1999, the employment agreement was amended to convert the $4.0 million executive compensation to a secular trust with all income earned after the effective date to be paid annually to Mr. Orr on January 1 thereafter. All other terms of the employment agreement were unchanged, including the term of the employment agreement. The secular trust was established in early August 1999. Upon conversion from a rabbi trust, the remaining unrecognized compensation expense was charged to prepaid expense and is being amortized over the remaining term of the five year employment agreement. Mr. Orr was also granted 80,000 shares of restricted Common Stock valued at $1.0 million. Upon issuance of this stock, deferred compensation equivalent to the market value at the date of grant, $1.0 million, has been charged to shareholders' equity and is being amortized as compensation expense over the employment period of five years.

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

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

3.  CASH AND CASH EQUIVALENTS (CONTINUED)

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At September 30, 1999, the Company had no investments that qualified as trading or available for sale.

At September 30, 1999, the Company's investments in debt securities were classified as cash and cash equivalents and both short- and long-term investments. The Company maintains these balances principally in demand deposit accounts, United States Treasury Obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

The following is a summary of cash and cash equivalents and both short- and long-term investments by balance sheet classification for September 30, 1999 and December 31, 1998:



                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                      1999                     1998
                                                                  --------------          -------------
        Cash and cash equivalents:
            Demand deposit accounts                            $       8,287,946         $    13,019,247
            Commercial paper                                          18,940,815              13,228,613
            U.S. Treasury Obligations                                         --              19,155,832
                                                              ---------------------      ------------------
                                                               $      27,228,761         $    45,403,692
                                                              ======================    ===================
        Short-term investments:
            Commercial paper                                   $      30,921,937         $    46,255,410
            U.S. Treasury Obligations                                  7,360,156               2,532,583
                                                              ----------------------  ---------------------
                                                               $      38,282,093         $    48,787,993
                                                              ======================  =====================
        Long-term investments:
            Commercial paper                                   $       4,973,155         $       408,780
                                                              ----------------------  ---------------------
                                                               $       4,973,155         $       408,780
                                                              ======================  =====================

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of September 30, 1999 and December 31, 1998.

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

4.  INVENTORIES (CONTINUED)

                                                                       SEPTEMBER 30,            DECEMBER 31,
                                                                           1999                     1998
                                                                ----------------------     -------------------


Electronic parts and other components                           $        3,922,090        $        4,264,671
Work in process                                                            968,613                   291,310
Finished goods                                                           1,204,466                 1,490,287
                                                                ----------------------    ---------------------
                                                                         6,095,169                 6,046,268
Inventory reserves                                                      (3,828,698)               (4,184,896)
                                                                ----------------------    ---------------------
                                                                $        2,266,471        $        1,861,372
                                                                ======================    =====================

5.  LONG-TERM DEBT

The Company issued on May 17, 1996 $115.0 million of 5% convertible subordinated notes due May 15, 2001 that entitle the holder to convert the notes into shares of the Company's Common Stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of Common Stock of the Company at a conversion price of $41.48 per share. The notes were not redeemable by the Company prior to May 15, 1999. Thereafter, the Company can redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. The Company was negotiating a debt restructuring of the convertible subordinated notes and decided in November 1999 not to undertake a debt restructuring transaction at this time. (See Item 2, Management's Discussion and Analysis of Financial Conditions and Results of
Operations: Recent Developments.)

6.  LUCENT SETTLEMENT AGREEMENT

In late 1998, as a result of the agreements with Lucent and the decrease in the demand for the Switched Digital Broadband Access Systems (SDBAS) joint product, the Company recognized as revenue the $13.0 million of nonrefundable prepayments received in prior years net of $2.3 million relating to certain potential contractual obligations. On April 1, 1999 the Company and Lucent agreed that due to the continued lack of demand for the SDBAS joint product from certain customers and Lucent's new product development, AnyMedia, future contractual obligations are unlikely to occur; therefore, the Company recognized $2.2 million of one-time revenue in the second quarter of 1999 from the remaining $2.3 million liability. At September 30, 1999, a liability of $115,000 still existed for certain potential canceled purchase orders.

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

                          BROADBAND TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

8.  NET LOSS PER SHARE

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

                                                    SEPTEMBER 30
                                                    1999        1998
                                              -------------  ---------
                   Lucent                           87.0%       26.0%
                   RBOCs                             2.0%        2.0%
                   Others                           11.0%       72.0%
                                              -------------  ---------
                                                   100.0%      100.0%
                                              =============  =========

The following customers' accounts receivable balances as a percentage of the Company's total accounts receivable as of September 30, 1999 and December 31, 1998 are as follows:

                                                     1999       1998
                                             --------------  ----------
                    Lucent                           82.0%       62.0%
                    Bosch                            12.0%       32.0%
                    RBOCs                             6.0%        6.0%
                                             --------------  ----------
                                                    100.0%      100.0%
                                             ==============  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

DEBT RESTRUCTURING ACTIVITIES

In late 1998, the Company and its financial advisor, CIBC Oppenheimer Corp., began negotiating a restructuring of the Company's $115.0 million 5% convertible subordinated notes, which do not become due, except for interest payments, until May 2001. Through the debt restructuring negotiations and resulting transaction, the Company was seeking to extend the due date for a significant portion of the debt, which could have resulted in the noteholders receiving a combination of cash and equity and/or debt securities with an extended maturity date. The Company was negotiating to have the maturity date of a significant portion of the principal extended until after the Company expects to begin generating substantial revenues from its new generation access product (the "New Platform"). In November 1999, the Company decided not to undertake a debt restructuring transaction at this time. It may consider

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

DEBT RESTRUCTURING ACTIVITIES (CONTINUED)

such a transaction after market introduction of the New Platform. There can be no assurance that the Company will be successful in implementing a debt restructuring plan at that time or before the notes become due that would meet the financial goals of the Company. Not implementing a debt restructuring at this time or in the future requires that the Company will have to raise substantial additional debt or equity financing prior to May 2001 to repay the notes when they become due.

PROPOSALS FOR SHAREHOLDER APPROVAL

The Company's 1999 annual meeting, originally scheduled for May 18, 1999, which was delayed due to the debt restructuring negotiations, has been scheduled for December 7, 1999. At that meeting, the shareholders of record will be asked to approve, among other proposals, an amendment to the Certificate of Incorporation to change the Company's name to Pliant Systems, Inc. and to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 30 million to 65 million shares. The details concerning these proposals and others are described in the Proxy materials dated October 25, 1999 and filed with the Securities and Exchange Commission.

LUCENT MANUFACTURING AGREEMENT

On March 22, 1999, the Company and Lucent agreed upon a Product Letter related to the Company's 1998 Manufacturing Agreement (the "Agreement") with Lucent which details the product specifications, pricing and other terms and conditions of the product the Company will manufacture for a Lucent customer. The Product Letter, among other provisions, provides that the Company shall be reimbursed by Lucent for the cost of any reasonable excess inventories that result in a forecast change or failure to order product. During the third quarter of 1999, the Company shipped $7.6 million of product under the Product Letter and recognized $2.0 million of revenue for payments in lieu of production volume, offset by $0.6 million of manufacturing overhead absorption due to the production shipments during the quarter. In August 1999, Lucent informed the Company that it was canceling the Product Letter due to decreased demand for the manufactured product. Final shipments of the product will occur during late fourth quarter of 1999 and some residual revenue may occur in first quarter of 2000. The Manufacturing Agreement between the Company and Lucent provides that Lucent will continue to make contractual payments to the Company; however, the total payments to the Company will be somewhat less than if the Company had manufactured any products for Lucent.

LUCENT R&D PROJECTS

During the third quarter of 1999, the Company recognized $1.8 million in service revenue from development projects under the February 4, 1998 Research & Development Agreement with Lucent. To date, Lucent and the Company have agreed on projects valued at approximately $17.6 million of the $21.0 million called for under the agreement, and the Company has recognized revenue of approximately $7.0 million since inception of this contract. No additional specific development projects have been agreed upon; however, the Company and Lucent are currently negotiating additional development projects that could result in completing the $21.0 million as

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

LUCENT R&D PROJECTS (CONTINUED)

specified in this Agreement. Subject to certain restrictions, the Company has the right to use technology it develops for Lucent in the New Platform the Company is currently developing. There can be no assurance as to what percentage, if any, of the technology developed for Lucent will be usable in the Company's New Platform.

TOTAL REVENUES

HISTORICAL

Total revenues for the third quarter of 1999 were $12.5 million compared to $3.0 million for the same period in 1998. These revenues included $10.6 million of product sales and contractual manufacturing payments from Lucent. Included in product sales was the production of a Lucent product, which the Company began to manufacture in the second quarter. In August 1999, Lucent notified the Company that the Product Letter will be canceled, with final shipments in late fourth quarter of 1999 and some residual revenue in first quarter of 2000. The Manufacturing Agreement between the Company and Lucent provides that Lucent will continue to make contractual payments to the Company, and the total payments received from Lucent will be somewhat less than if the Company had manufactured any products for Lucent. Product revenues for the third quarter of 1999 included less than $1.3 million in sales of the Company's Second Generation platform (FLX-2500), while the prior year included $1.6 million. Services revenue of $1.9 million for the three-month period increased from $1.4 million for the same period last year due to revenue recognition from the Company's 1998 $21.0 million R&D Agreement with Lucent. Service revenue has been accounted for under the percentage of completion method of accounting.

Total revenues for the first nine months of 1999 were $24.6 million compared to $25.3 million for the same period in 1998. Included in revenues for the second quarter of 1999 were $2.2 million of nonrefundable prepayments received from Lucent in prior years. Revenue recognition of the $2.2 million resulted from the 1998 Lucent Settlement Agreement and decreased demand for the SDBAS joint product. One-time revenues of $17.0 million were recorded in the second quarter of 1998: (a) $12.0 million related to the alliance with Bosch Telecom GbH and Bosch Telecom, Inc.; and (b) $5.0 million of revenue for the license agreement associated with the settlement of patent litigation and perpetual cross license agreement with Next Level Communications.

Excluding the one-time revenues explained above, revenues of $22.4 million for the nine-month period increased from $8.3 million for the same period of 1998. Product sales and contract revenues of $16.7 million for the nine-month period increased from $6.4 million for the same period last year and were primarily comprised of revenue from the Lucent product and the 1998 Manufacturing Agreement with Lucent. Services revenue of $5.7 million increased from $2.0 million for the nine-month period due to revenue recognition from the Lucent R&D development projects. (See Recent Developments: Lucent Manufacturing Agreement and Lucent R&D Projects.)

FUTURE EXPECTATIONS

The Company is developing a new generation access product (the "New Platform") to address the new trends in the local network access market - the convergence of traditional voice and higher speed Internet access. In 1998, the Company ceased devoting resources to actively market its FLX Platform product and does not expect significant

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TOTAL REVENUES (CONTINUED)

FUTURE EXPECTATIONS (CONTINUED)

future revenues from the FLX-2500 or the FLX-1100. The Company does not anticipate initial revenues from its New Platform until second quarter 2000 and does not expect substantial revenue from its New Platform until after the second and third releases of the New Platform are completed and demonstrated to customers. The Company has not received significant revenue from the 1998 Bosch alliance and is uncertain whether future revenues from the FSAN products will develop. (See Recent Developments: Lucent Manufacturing Agreement and Lucent R&D Projects.)

COST OF REVENUES AND GROSS MARGIN

Cost of revenues for the three- and nine-month periods ended September 30, 1999 was $9.4 million and $15.0 million respectively, compared to $2.0 million and $6.2 million respectively for the same periods in 1998. Cost of product revenue for the three- and nine-month periods of 1999 was $8.7 million and $12.7 million respectively. Cost of services revenue in 1999 was $0.7 million and $2.3 million for the three- and nine-month periods, respectively. Cost of revenues for the same periods of 1998 were all related to product revenues.

The gross margin of $3.1 million for the third quarter of 1999 was 25% compared to 35% for the same period of 1998. Excluding one-time items explained above, gross margin of $7.3 million for the nine-month period ended September 30, 1999 was 33% compared to 25% for the same period of 1998. The increased gross margin for the third quarter and year to date reflects the shipments and contract revenue associated with the Lucent Manufacturing Agreement.

The Company expects that price competition, as well as rapidly changing technology developments in the telecommunications industry, could have an adverse impact on the Company's costs and margins. There can be no assurance that the Company can meet product modification requests, customers' feature requests, or customers' business cases. The Company's ability to continue to meet its cost reduction goals could have a material effect on the Company's profitability. The Company's margins are expected to fluctuate due to the uncertainty of shipments of the existing products and New Platform under development, as well as a higher mix of services revenue from the Lucent Agreements in the fourth quarter of 1999 and the reduction in Lucent contract manufacturing after 1999. (See Recent Developments: Lucent Manufacturing Agreement and Lucent R&D Projects.)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three- and nine-month periods ended September 30, 1999 were $5.4 million and $14.5 million respectively, compared to $3.8 million and $14.6 million for the same period in 1998. The $1.6 million increase for the quarter was due to the acceleration of activities associated with the New Platform product being developed by the Company. Expenses for the nine-month period were essentially unchanged, despite the increased activities associated with the New Platform product, due to a more focused engineering development effort and several improved cost controls.

The Company's ability to reduce development expenses associated with the Company's New Platform access product by incorporating some costs into the New Platform technology being developed with Lucent has affected favorably research and development expenses. However, as the development team continues hardware and software integration and testing as well as final system testing during the fourth quarter of the year, the Company does anticipate research

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES (CONTINUED)

and development expenses to increase from the current levels. A continued tight labor market in the Research Triangle Park area and severe competitive engineering salary pressure in the market place continue to make development more expensive. (See Item 5, Other Information: New Platform Development.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 1999 were $2.8 million and $8.8 million respectively, compared to $3.1 million and $13.1 million respectively for the same period in 1998. These expenses include support of field service, marketing resources, legal expense, as well as administrative requirements. This 10% reduction for the third quarter was due primarily to a lower payroll costs and tighter expense controls. The 32% reduction for the nine-month period was due primarily to a $1.7 million decrease in legal fees and lower payroll costs, partially offset by purchased services related to non-development activities of the New Platform access product. Selling expenses are expected to increase in the fourth quarter as the company reestablishes a sales force for the planned release of its New Platform access product in the first quarter of the year 2000. Additionally, the Company has incurred a significant increase in legal and financial advisory fees in connection with its current efforts to restructure the $115.0 million 5% convertible subordinated notes due in May 2001. These expenses are classified as prepaid expenses at September 30, 1999, and in November 1999 the Company decided not to undertake a debt restructuring transaction. These costs, approximately $2.5 million, will be expensed in the fourth quarter of 1999. (See Recent Developments: Debt Restructuring Activities.)

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

OTHER INCOME (EXPENSES)

Other income (expenses) during the third quarter of 1999 consists primarily of interest income and interest expense. Net interest income (expense) for the three- and nine-month periods ended September 30, 1999 was approximately $0.7 million and $1.8 million, respectively, in expense compared to $0.1 million and $1.1 million, respectively, in income for the same period in 1998. Other income in the nine-month period of 1998 included $0.7 million from the gain on the sale of equipment resulting from the closing of the Bosch strategic alliance. The decrease in interest income for the three- and nine-month periods ended September 30, 1999 compared to the same periods of 1998 was the result of lower cash and investment balances and a slightly lower yield. Interest income is the result of investment of the cash balances available during the period. The Company expects interest expense to continue to exceed interest income in future periods as the Company's cash is reduced by operating losses and capital expenditures during the development period of its New Platform.

NET INCOME (LOSS)

The net loss for the third quarter of 1999 was $5.9 million or $.44 per share as compared to $5.7 million in net loss or $.43 per share for the same period in 1998. The net loss for the first nine months of 1999 was $15.5 million or $1.16 per share as compared to $9.4 million or $.70 per share for the same period in 1998. After adjusting for the one-time revenues in 1999 and 1998, the 1998 restructuring charge and one-time gain on sale of equipment, the net loss for the nine-month period was $17.7 million or $1.32 per share, compared with $24.5 million or $1.82 per share in 1998.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) (CONTINUED)

The Company's results continue to reflect both the development stage of the Company's New Platform access product and an unfavorable regulatory environment for its FLX-2500 product. The Company has completed the fifth full quarter of implementation of its new business strategy announced in early 1998 and it expects to continue to incur substantial losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The ending cash and cash equivalents, restricted cash, and short- and long-term investment balances on September 30, 1999 were $71.5 million compared to a balance of $106.0 million at December 31, 1998. The decrease of $34.5 million was due primarily to $24.3 million used in operations and $7.3 million paid as settlement of the put equity option more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements. Included in the $24.3 million operating use of cash was $4.0 million transferred from the rabbi trust to the secular trust and payments to Bell Atlantic of $3.2 million to settle certain hardware and software supply agreements. Activities related to the development of the Company's New Platform accounted for a substantial portion of the $2.6 million increase in capital expenditures during the first three quarters of 1999. (See Recent Developments: Lucent Manufacturing Agreement.)

The Company had total restricted cash, included in the above amounts, of $1.1 million as of September 30, 1999. The restricted cash balance consists of an outstanding stand-by letter of credit in the amount of $1.0 million, which is collateralized by restricted cash of the same amount and expires March 31, 2000, and $50,000 restricted cash on deposit with its primary bank for the implementation of a corporate procurement card. The details of these restricted cash balances are more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements.

Of the total restricted cash of $11.4 million at December 31, 1998, $7.1 million is included in the Company's cash balance as of that date based upon a market value of the stock of $2.94 per share, in connection with the equity put option agreement. As more fully described in Note 2 (Employment Agreement and Restricted Cash) of the Condensed Financial Statements, settlement payments of $3.0 million were made in the first quarter of 1999 and $4.3 million in the second quarter of 1999 to settle the Company's obligations. All option obligations have been settled and the Company has no further obligation under the 1997 agreement. There was no restricted cash related to this transaction at September 30, 1999.

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

In November 1999, the Company decided not to undertake a debt restructuring transaction at this time. It may consider such a transaction after market introduction of the New Platform. There can be no assurance that the Company will be successful in implementing a debt restructuring plan at that time or before the notes become due that would meet the financial goals of the Company. Not implementing a debt restructuring at this time or in the future will require that the Company raise substantial additional debt or equity financing prior to May 2001 to repay the notes when they become due. The Company expects to seek to raise additional capital before the end of 2000.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Failure to pay principal and interest of the notes when due would have a material adverse effect on the Company. If the Company's new business strategy fails to generate investor confidence in the Company's ability to generate future revenue and profits, the Company would not be able to obtain the additional financing it would require to repay the notes when the notes become due, or will not obtain such financing on terms favorable to the Company. There can be no assurance that the Company will be successful in raising additional capital, or if it is successful, that the terms will be favorable to the Company.

Management expects that cash and cash equivalents at September 30, 1999 and cash generated from fees and product sales and contract and service revenues will be adequate to fund operating requirements and property and equipment expenditures at least through the date the notes become due - May 15, 2001 - based on current forecasted operations. Management will be actively considering financing alternatives when and if market conditions and the Company's progress in implementing its business plan are deemed to cause financing to be available on favorable terms, as to which there can be no assurance.

OTHER FINANCIAL INFORMATION

BACKLOG

The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to September 30, 2000. The aggregate sales price of orders received and included in backlog was approximately $4.4 million at September 30, 1999. The Company believes that the orders included in the backlog are firm orders that will be shipped prior to September 30, 2000. However, some orders may be canceled by the customer without penalty where management believes it is in the Company's best interest to do so. A portion of this backlog relates to commitments by Lucent for contract manufacturing, which will be shipped by late fourth quarter 1999. The Company also has backlog of approximately $10.6 million in specific development projects with Lucent.

YEAR 2000 ISSUES

To address Year 2000 issues, the Company had established a compliance plan consisting of four elements: inventory, assessment, remediation and testing. The Company completed substantially all of the efforts around these phases in late April 1999, with extensive testing and obtaining assurances from key suppliers with regard to Year 2000 compliance of their products and services to the Company to continue through 1999. The Company implemented a new enterprise resource planning system (ERP) during the second and third quarter that includes all the major accounting, manufacturing and material requirement planning systems of the Company. This ERP system has been successfully tested for Year 2000 compliance. Costs associated with the correction of Year 2000 problems for the prior year and 1999, including correction of the Company's products that have been deployed as well as internal systems, will not exceed $175,000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. The Company's investments are classified as both short- and long-term investments. All short-term investments are scheduled to mature within twelve (12) months subsequent to September 30, 1999. The Company's long-term investment is scheduled to mature in the years 2000 and 2001.

                           EXPECTED MATURITY DATES
                                                                    Fair Value
(dollars in 000's)        1999   2000     2001  2002  2003     Total @ 9/30/99

ASSETS:
Short-term investments $38,282      -        -     -     -   $38,282   $38,282
Long-term investments        - $1,949   $3,024     -     -    $4,973    $4,973
Average interest rate
                           5.1%   5.3%

LIABILITIES:
Long-term debt               -      - $115,000      -     - $115,000   $42,000
Average interest rate                      5.0%

Qualitative Disclosures

There have been no changes in the nature of the Company's investments since September 30, 1999 and December 31, 1998 or the various financial institutions which hold those investments.

On March 11, 1999, the Company entered into an agreement with an investment banker to undertake an early exercise (unwinding) of the equity put option, which the Company had initiated in 1997. The unwinding of this equity put option resulted in cash payments made from restricted cash of $3.0 million in the quarter ended March 31, 1999 and $4.3 million in the quarter ended June 30, 1999. (See Note 2 "Employment Agreement and Restricted Cash" in the Notes to the Condensed Financial Statements.)

                          BROADBAND TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company currently has no material litigation pending.

A Committee of Creditors, representing certain holders of the Company's 5% convertible subordinated notes due 2001, during the negotiations for the restructuring of the Company's debt which the Company recently elected not to continue, has alleged that the Company is in default under the indenture for the notes because the Company allegedly admitted its inability to pay its debts generally as they become due by delivering to the Committee a business plan that does not show the Company generating sufficient cash flow from operations between now and May 2001 to repay the notes in full. The Company, however, is paying all its obligations as they become due, including interest on the notes, has a new product under development which is expected to be released prior to the due date of the notes, has a business plan which the Company believes will enable it to raise additional capital before the due date of the notes to repay the notes in full, and at September 30, 1999 had over $70 million to fund implementation of its business plan. Consequently, the Company does not believe any default exists under the indenture for the notes, and the Company would vigorously defend against any action by its noteholders to have a default declared under the indenture.

ITEM 5.    OTHER INFORMATION

BUSINESS PLAN DISCLOSURES

As discussed above, in November 1999 the Company elected not to continue negotiations for restructuring the debt of the Company with a Committee of Creditors representing certain holders of its $115 million of 5% Convertible Subordinated Notes due May 2001. At commencement of the negotiations in December 1998, to provide the Committee with information to evaluate the Company's debt restructuring proposals, the Company provided the Committee of Creditors with its business plan (the "1998 Business Plan"). The 1998 Business Plan contained information about the expectations of the Company's management with respect to the future financial performance of the Company. This information, which was primarily forward looking, focused on the Company's new access product being developed and the Company's strategic relationships with Lucent and Bosch, as well as management's financial forecasts for future periods. Some of this information has not been disclosed to the public.

The Company's 1998 Business Plan was based on certain detailed assumptions which were and are subject to uncertainties, including forecasts for contract manufacturing for Lucent, manufacturing parts of Lucent's AnyMedia product, Bosch's FSAN development and revenue forecasts, and the Company's new product development schedule and product introduction plans. The forward looking assumptions and statements contained in the business plan were and are subject to certain risks and uncertainties that could cause actual results to differ materially from management's expectations. In fact, a number of assumptions contained in the 1998 Business Plan provided to the Committee are occurring differently than the Company expected in December 1998, which has caused the Company to revise its business plan. See "Risk Factors" below for a discussion of important factors that could cause actual results to differ materially from the forward looking statements contained herein.

The Company has an agreement with certain noteholders or their representatives, which requires the Company to disclose to the public nonpublic material information the Company disclosed to the Committee. The following disclosures are made pursuant to such agreement.

THE DISCLOSURES MADE HEREIN ARE AS OF NOVEMBER 15, 1999. THE COMPANY IS MAKING THESE DISCLOSURES ON A ONE-TIME BASIS. THE COMPANY DOES NOT INTEND TO UPDATE

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

BUSINESS PLAN DISCLOSURES (CONTINUED)

DISCLOSURES OF FORWARD LOOKING STATEMENTS SHOULD THE COMPANY BECOME AWARE THAT THE FINANCIAL PERFORMANCE INFORMATION FORECASTED BY THE COMPANY WILL NOT BE ACHIEVED OR THAT THE ASSUMPTIONS ON WHICH SUCH FORECASTS ARE BASED HAVE CHANGED. CONSEQUENTLY, NO ONE SHOULD ASSUME THAT IF IN THE FUTURE THE COMPANY DOES NOT MAKE DISCLOSURES CONTRADICTING THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN THAT THE COMPANY STILL BELIEVES IT WILL ACHIEVE ITS FORECASTS OR THAT THE ASSUMPTIONS ON WHICH SUCH FORECASTS ARE BASED HAVE NOT CHANGED.

AS INDICATED BELOW, CERTAIN BASIC ASSUMPTIONS OF THE 1998 BUSINESS PLAN, WHICH THE COMPANY BELIEVED WOULD OCCUR WHEN THE COMPANY DISCLOSED THE 1998 BUSINESS PLAN TO THE COMMITTEE, HAVE CHANGED AND THE COMPANY IS CHANGING ITS FINANCIAL FORECASTS. CONSEQUENTLY, NO ONE WHO COMES INTO POSSESSION OF INFORMATION CONTAINED IN THE 1998 BUSINESS PLAN BY ANY MEANS SHOULD RELY ON SUCH INFORMATION WHEN CONSIDERING WHETHER TO BUY OR SELL ANY SECURITIES OF THE COMPANY.

NEW PLATFORM ACCESS PRODUCT

The Company has been developing, and expects to continue developing, a new generation access product for telecommunications network operators. The New Platform leverages the Company's technological experience gained in the development of prior generations of access products. The New Platform is expected to provide traditional voice/special services via Time Division Multiplexing (TDM) architecture, as does the current generation of Digital Loop Carrier (DLC) products. In addition, the New Platform will provide for a variety of new emerging Digital Subscriber Line (DSL) services such as High Density Digital Subscriber Line (HDSL), Symetrical Digital Subscriber Line (SDSL), Asymmetric Digital Subscriber Line (ADSL), ADSL-lite and others via an Asynchronous Transfer Mode (ATM) architecture. The product concept is to provide a single platform that can support traditional and emerging telecommunication services simultaneously and efficiently. The intention is to provide an access platform that can support the expected transition from circuit-based networks traditionally deployed by telecommunications network operators to emerging cell-based networks. The Company believes that a transitional product will be attractive to network operators so that maximum benefit can be derived from the operators' embedded network investment. The architecture being developed will consist of a host control shelf that is capable of supporting many remote service nodes. The control shelf will aggregate telephony traffic and interface to the circuit switch network via an industry standard protocol. Likewise, the control shelf will aggregate cell-based traffic and be capable of interfacing to data network via industry standard protocols. The remote service nodes are designed to support highly distributed network designs over both copper and fiber optic spans. Node shelves are planned in various capacities and sizes to meet expected industry needs.

PRODUCT AVAILABILITY

The plan is to make the product commercially available in a phased approach. The first release will provide for traditional telephony (DLC) line services and is expected to be completed in the first quarter of 2000. The second release, which will add cell-based services and optical interfaces, is planned for the end of the third quarter of 2000.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

PRODUCT AVAILABILITY (CONTINUED)

A third release, which will implement a variety of networking and data service enhancements, is planned for the third quarter of 2001. Subsequent feature enhancements and derivative products have been defined; however, no specific schedules have been set beyond the fourth release and will depend upon customer demand.

The Company's current product development plan differs from the plan on which the 1998 Business Plan was based in that certain features which were planned to be included in the second release have been shifted to the third release or dropped from the development plan based on further analysis by the Company of anticipated market demand for such features. Other features and capabilities of the New Platform were not in the 1998 Product Plan and many others have been accelerated from the third release to the second release to better position the product in the market.

ADDRESSABLE MARKET

Today's domestic loop electronics market is estimated to be $3.0 billion and growing at a rate exceeding ten percent (10%). A majority of this market is comprised of DLC sales to incumbent local exchange carriers (regional Bell operating companies and independents) as well as Competitive Local Exchange Carriers (CLECs). The Company believes that as demand for faster access to the Internet grows, there will be an opportunity for a new generation of access products, as most existing DLCs were not designed to support the bandwidth required for emerging DSL-based Internet services. The Company's new product has been designed for low and medium density applications, which the Company believes could be the fastest growing segment of the loop electronics market. While difficult to estimate considering the embryonic nature of the DSL-based, high-speed Internet access market, the Company believes it can address a significant portion of the new generation access market. The Company estimates its addressable market to be $500.0 million to $700.0 million per year, and that it is growing at an anticipated rate greater than the overall market rate.

COMPETITION

The Company's new product will compete in the DLC and Digital Subscriber Line Access Multiplexer (DSLAM) markets. Competition in the North American DLC market includes Alcatel, Lucent, Nortel, Reltec, AFC, and Cisco, as well as smaller competitors such as Fibex Systems and Mainsail. The North American DSLAM market competition consists of Alcatel, Nokia, Copper Mountain and other smaller companies.

SELECTED FORECASTED FINANCIAL DATA

Selected forecasted financial data was provided to the Committee of Creditors in the 1998 Business Plan. Both information from the 1998 Business Plan and information which is based on changes in the Company's business plan since December 1998 are set forth below:

FORECASTED REVENUE

The forecasted revenue contained in the 1998 Business Plan was $36.3 million for 1999 compared with the Company's current forecast of $33.8 million for 1999. The 1998 Business Plan forecasted $51.0 million of revenue

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

FORECASTED REVENUE (CONTINUED)

for 2000 compared to the Company's current forecast of $21.8 million for 2000. The forecasted revenue for 2001 in the 1998 Business Plan was $57.6 million. The Company currently forecasts $21.6 million of revenue for 2001.

Operating Expenses

The 1998 Business Plan forecasted operating expenses of $34.6 million for 1999 compared to the Company's current forecast of $34.0 million for 1999. The Company forecasted $39.0 million of operating expenses in 2000 in the 1998 Business Plan, but the Company's current forecast is for $40.3 million of 2000 operating expenses. Year 2001 operating expenses forecasted by the 1998 Business Plan was $35.1 million compared to $35.5 million of operating expense in 2001, which the Company is currently forecasting. Operating expenses do not include cost of revenues in either the 1998 Business Plan forecasts or the Company's current forecasts.

Operating Loss

The 1998 Business Plan forecasted operating loss of $22.1 million for 1999. The Company's current forecast is also $22.1 million for 1999. The Company forecasted $22.3 million of operating loss in 2000 in the 1998 Business Plan, but the Company's current forecast is for $29.1 million of operating loss in 2000. Year 2001 operating loss forecasted by the 1998 Business Plan was $23.0 million compared to $30.8 million of operating loss in 2001, which the Company is currently forecasting.

Decrease In Cash

The 1998 Business Plan forecasted a $35.3 million decrease in cash during 1999 compared to the Company's current forecast of $27.3 million for 1999. The Company forecasted a $30.8 million decrease in cash in 2000 in the 1998 Business Plan, but the Company's current forecast is for a $37.5 million decrease in cash in 2000. The Year 2001 decrease in cash forecasted by the 1998 Business Plan was $19.8 million compared to a $37.6 million decrease in cash in 2001, which the Company is currently forecasting. The Company's current forecasts and the 1998 Business Plan forecasts do not include the impact of payment of the $115 million of outstanding notes due in May 2001, because the Company's business plan focuses on the financial results of its business operations and the Company will seek to pay such notes from additional capital to be raised by the Company from the sale of equity and/or debt securities.

Cash Position (Unrestricted)

The 1998 Business Plan forecasted unrestricted cash of $61.6 million at December 31, 1999 compared to the Company's current forecast of $67.3 million at December 31, 1999. The Company forecasted $30.9 million of unrestricted cash at December 31, 2000 in its 1998 Business Plan, but the Company's current forecast is for $29.8 million of unrestricted cash at December 31, 2000. Unrestricted cash forecasted by the 1998 Business Plan was a deficit of $103.9 million at December 31, 2001 compared to a deficit of $122.8 million of unrestricted cash, which the Company is currently forecasting at December 31, 2001. The Company's current forecasts and the 1998 Business

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

FORECASTED REVENUE (CONTINUED)

Cash Position (Unrestricted) (continued)

Plan forecasts for unrestricted cash assume payment of the $115 million for notes due May 2001, but do not include the impact of additional capital the Company intends to raise from the sale of equity and/or debt securities, which may exceed the amount used to repay the notes.

Years 2002 and 2003

The 1998 Business Plan also contained forecasts for each of the items described above for the years 2002 and 2003. The Company believes that the financial performance of the Company beyond the Year 2001 is subject to many variables beyond the control of the Company to predict. Therefore, the Company believes it would not be prudent for the Company to disclose such information at this time.

CHANGES IN ASSUMPTIONS

The principal reasons for changes in the assumptions for the Company's forecasts are as follows:

Lucent Contract Manufacturing

The Company's financial forecast in the 1998 Business Plan included contract manufacturing opportunities from the 1998 Manufacturing Agreement with Lucent, including a signed Product Letter with Lucent, and the Company's assumption of manufacturing Lucent's AnyMedia Optical Network Unit starting in 2000 based on a Project Letter provided to the Company by Lucent. Although the revenues from both contract manufacturing opportunities were material, the gross margin contribution was not as significant. In August 1999, Lucent informed the Company that it was canceling the Product Letter due to decreased demand for the manufactured product. Final shipments of the product are expected to occur during late fourth quarter of 1999 and some residual revenue in first quarter of 2000. The Manufacturing Agreement between the Company and Lucent calls for Lucent to continue making payments during 2000 and 2001. The Company also now believes at this time that it will probably not receive the AnyMedia ONU manufacturing opportunity in 2000 and is uncertain about subsequent years. (See
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations: Recent Developments: Lucent Manufacturing Agreement; and Item 5:
Other Information: Risk Factors: Lucent Relationship.)

Bosch Relationship

The Company's 1998 Alliance Agreement with Bosch provided for several revenue opportunities with the current iFLX products and FSAN products under development. Although revenue estimates in December 1998 were difficult due to the undeveloped market for FSAN products, the Company has met its revenue forecasts for Bosch in 1999. However, the Company is less certain about the market demand for any FSAN products of either the Company or Bosch in 2000 and subsequent years. Also, the Company believes its future will primarily depend upon sales of its New Platform. Consequently, the current financial forecasts of the Company do not include material future revenues from the FSAN and iFLX products or other products or services, unless the Company has a contractual commitment

                                           BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

CHANGES IN ASSUMPTIONS (CONTINUED)

Bosch Relationship (continued)

for such business as it has with Lucent through the first quarter of 2001 as described above. Any revenue from FSAN or iFLX products would represent upside potential compared to our current forecasts. (See Item 5: Other Information:
Bosch Relationship.)

New Platform Development

During 1999, the Company made strategic marketing decisions relative to accelerating the features and capabilities of its new generation access product. Some of the features and capabilities of the New Platform access product being developed by the Company were not in the 1998 Product Plan, and many others have been accelerated from the third release to the second release to better position the product in the market. The Company's current product development plan also differs from the plan on which the 1998 Business Plan was based in that certain features which were planned to be included in the second release have been shifted to the third release, subsequent releases, or dropped from the development plan based on further analysis by the Company of anticipated market demand for such features. Such changes in the features have caused the Company to reschedule the third release from the second quarter of 2001 to the end of the third quarter 2001. Although research and development costs will be slightly higher than originally forecast for 1999, the research and development forecast for years 2000 and 2001 will be significantly greater due to the increased headcount and prototype costs. The increased research and development costs in years after 1999 will be offset by lower customer support costs than originally forecast. (See Item 5: Other Information: New Platform Development.) Financial forecasts of revenue for the Company after the first quarter of 2001 consist almost exclusively of forecasted sales of the Company's New Platform. The Company does not expect substantial revenue from sales of its New Platform until after the second and third releases are completed and demonstrated to customers.

Summary

The Company's current forecasted financial plan reflects the changes discussed in its relationship with Lucent regarding contract manufacturing, its relationship with Bosch, and the Company's decision to base its planning on the assumption that revenues after the first quarter of 2001 will consist almost entirely of revenue from its New Platform product.

RISK FACTORS

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements contained in this document include the Forecasted Selected Financial Data disclosed above, statements about the Company's relationship with Lucent, Lucent's new AnyMedia product, the Company's relationship with Bosch, the future of the Company's FLX-1100 and FLX-2500 products, the Company's New Platform (a new generation access product the Company is developing), migration of the FLX-2500 to FSAN, the regulatory environment in which the Company's customers operate, the expected action of customers, corporate partners and competitors, future expense reductions, restructuring negotiations with creditors and future financial

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

RISK FACTORS (CONTINUED)

requirements, and the Company's plans to raise capital in the future. Forward looking statements herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. These risks include, but are not limited to, the following important factors that could cause actual results to differ materially from the forward looking statements contained herein:

LUCENT RELATIONSHIP

Although management believes the current relationship with Lucent has provided certain revenue opportunities for the Company and will continue to do so through the first quarter of 2001, the relationship includes certain risks as well. As disclosed in prior filings, the relationship between the Company and Lucent relating to SDBAS, arising out of the November 1995 exclusive agreement, did not meet the Company's expectations and resulted in substantially lower than expected sales volume. On April 8, 1999, the Company notified Lucent of its decision to discontinue manufacturing of the SDBAS joint product in twelve months. There can be no assurances that the current relationship with Lucent also will not fail to meet the Company's expectations. The Company's relationship with Lucent also may adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of certain restrictions contained in the new Lucent agreements, including change of control provisions. Decisions by Lucent or rumors of a decision by Lucent that changes Lucent's relationship with the Company may have an adverse effect on the market price of the stock of the Company. In addition, Lucent is a vendor of digital loop carrier products and the Company's product may compete with Lucent in some circumstances. Such competition could adversely affect the ability of the Company and Lucent to cooperate to the extent required under their agreements. The Company expects that Lucent will re-evaluate continually its relationship with the Company as business conditions change for both Lucent and the Company. A recent example of changes in the Lucent relationship is cancellation of the contract manufacturing Product Letter in August 1999 as described above. Further changes could occur in the future.

NEW PLATFORM DEVELOPMENT

To survive, the Company must develop on schedule the New Platform, a new generation access product, that can compete in the market on price, architecture, features and other factors. Development of the New Platform product by the Company will be subject to significant technical and other challenges and will require a substantial investment of money and time. Although the Company believes that the development of the first release of the New Platform product is on schedule for beta-testing in first quarter of 2000 and initial product revenues in the second quarter, there can be no assurance that the Company will be able to develop a new generation access product, or that any product it develops will be attractive to customers and priced competitively with the products of competitors, including Lucent. The second release of its New Platform is currently forecasted for the end of the third quarter of 2000 and the third release is planned for the third quarter of 2001. The Company does not expect to receive substantial revenue from sales of the New Platform until the second and third releases are completed and demonstrated to customers. There can be no assurance that the anticipated development schedules will be met.

Competition for Internet/data services is growing between the traditional telephone communication carriers and the cable television operators. The cable television operators, including AT&T, will be deploying a technology referred

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

NEW PLATFORM DEVELOPMENT (CONTINUED)

to as cable modem, as a solution to voice, data and video services. The Company's New Platform product utilizes Digital Subscriber Lines technology to enhance the traditional telephone wiring plant to provide enhanced services such as high-speed Internet access. Should the cable television operators deploy cable modem technology successfully, the market for DSL technology would be diminished as well as the demand for the Company's New Platform product.

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

In November 1999, the Company decided not to undertake a debt restructuring transaction at this time. It may consider such a transaction after market introduction of the New Platform. There can be no assurance that the Company will be successful in implementing a debt restructuring plan at that time or before the notes become due that would meet the financial goals of the Company. Not implementing a debt restructuring at this time or in the future requires the Company to raise substantial additional debt or equity financing prior to May 2001 to repay the notes when they become due. In any event, the Company expects it will seek to raise additional capital before the end of 2000. There can be no assurance the Company will be successful in raising additional capital, or if it is successful, that other terms will be favorable to the Company.

EFFECTS OF INDEBTEDNESS AND NOTEHOLDER ACTIONS ON VENDORS, EMPLOYEES AND
CUSTOMERS

As described in Item 1, Legal Proceedings, certain holders of the Company's 5% convertible subordinated notes due in 2001 have alleged that because the Company's business plan does not demonstrate the ability to repay the notes at May 15, 2001 from cash from operations, the Company is in default under the indenture for the notes because it allegedly admitted its inability to pay its debts generally as they become due. Any possible action by the noteholders to have a default declared under the indenture, even if not successful, could have a material adverse effect on the Company's relationship with employees, vendors and potential customers. With the Company's decision not to restructure its debt at this time, the Company will seek to assure vendors, employees and potential customers that by seeking to raise additional capital to repay its debt when it becomes due, the Company will have the financial resources necessary to successfully implement its business plan. There can be no assurance, however, that vendors, employees and potential customers will continue existing relationships with the Company or enter into new relationships with the Company. The failure of vendors, employees and potential customers to continue their relationships with the Company and to enter into new relationships would have a material adverse effect on the Company, which could include the loss of key employees that would delay development of the New Platform, the inability to purchase materials and services from vendors on reasonable terms, and the inability to sell the New Platform to potential customers who may be worried about ensuring a reliable supply of equipment.

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

NASDAQ DELISTING/OVER THE COUNTER BULLETIN BOARD

On February 12, 1999, the Company's shares of Common Stock were delisted from the Nasdaq National Market for failure to achieve compliance with continued listing criteria.

The Company's shares are now traded on the Over The Counter Bulletin Board. The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter (OTC) equity securities. The OTCBB does not impose listing standards or requirements (other than filing Form 10-K and 10-Q with the Securities and Exchange Commission), does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock, experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of the Company's securities have been, and will continue to be, materially adversely affected by the delisting and subsequent trading on the OTCBB.

In addition, the value of stock options of the Company's management and employees has declined as a result of the delisting, along with other financial reasons, both as a result of lower market prices and lower trading volume, which makes resale of stock by employees more difficult. The foregoing could have a material adverse effect on the ability of the Company to recruit and retain key personnel unless the Company provides other recruiting and retention incentives, which will be expensive. Failure to recruit and retain key employees, however, would have a material adverse effect on the Company's ability to implement its business plan, including its ability to develop its New Platform.

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

BOSCH RELATIONSHIP

Although management believes the Alliance Agreement with Bosch offers certain opportunities for the Company, the relationship includes certain risks as well. There can be no assurances that the relationship with Bosch will meet the Company's expectations. The Company's relationship with Bosch, which was designed to leverage the Company's intellectual property and other resources, may also adversely affect the prospect for partnership with others in the telecommunications industry, especially in light of restrictions contained in the Alliance Agreement relating to a change of control of the Company and restrictions on the Company's sublicensing. Decisions by Bosch, change in control of Bosch, or rumors of a decision by Bosch that changes Bosch's relationship with the Company may have an adverse effect on the market price of the Company's stock. In addition, although initially there will be geographic restrictions on where the Company and Bosch can sell FSAN products, the Alliance Agreement provides that these

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

BOSCH RELATIONSHIP (CONTINUED)

restrictions will terminate and eventually the FSAN products of the Company and Bosch will compete with one another in the same markets. There can be no assurance the Company will be able to compete with Bosch, which has substantially greater resources than the Company. Such competition could adversely affect the Company.

Given the current regulatory and customer environment which have delayed market acceptance of the Company's FLX-2500 product, there can be no assurance that there will be market demand for any FSAN products of either the Company or Bosch. Under the Alliance Agreement, there is no commitment by Bosch to complete development of FSAN products, if sufficient market demand does not develop. In such case, Bosch is free to cease its development efforts; in which case, the Company will not achieve all the benefits contemplated by this Agreement. If Bosch completes its development of FSAN products, there can be no assurance such products will be competitive with the FSAN and other products of other telecommunications equipment suppliers. As discussed above, the Company is focusing its business plan on sales of its New Platform and is not depending on future FSAN or iFLX revenues.

OTHER FACTORS

Given the current regulatory and customer environment as well as prior product delays, sales volume for the Company's only current product, the FLX-2500, are expected to remain low. Substantial sales volume is not expected until the second and third releases of the New Platform product are completed and demonstrated to customers. (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations: Recent Developments; and Item 2, Management's Discussion and Analysis of Financial Condition and Results of
Operations: Total Revenues.)

To remain competitive, the Company must continue to invest substantial resources in research and development and to achieve development results in its current products and future products, including the New Platform product the Company is developing, as well as upgrades to the Company's products that meet the specific needs of customers, including product performance, features, reliability and price competitiveness. Development efforts are in place and many challenges exist to successful development. In particular, the Company will need to attract additional engineers who have hardware and software experience in digital loop carrier products, as well as retain its current key engineers. The Company is also managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing initiatives. There can be no assurance the Company will be successful in such efforts. The Company has recently changed some of the features and capabilities in the second and third releases of its New Platform product. Such changes in features were made to make the New Platform product more competitive in the access market as well as to align the development schedule with a successful product introduction of the second release. There can be no assurance that the anticipated development schedules will be met.

Failure of the Company to meet its development goals will have a material adverse effect on the Company. Notwithstanding successful development by the Company, competitors already are selling products to customers in the market targeted by the Company; competitors may develop new competing technology and products that are more attractive to customers than are the technologies and products of the Company, and may offer such products at

                          BROADBAND TECHNOLOGIES, INC.

ITEM 5.    OTHER INFORMATION (CONTINUED)

OTHER FACTORS (CONTINUED)

materially lower prices. The Company expects price competition to be an important competitive factor, together with other factors, including experience, product performance, features, reliability, partner performance and supplier strength.

Other factors include the possibility that telephone companies may not widely deploy all or part of the Company's current or future products in their local distribution networks or may require expensive upgrades to the Company's current product. For example, during 1997, SBC decided to discontinue the video portion of its trial in Richardson, Texas. This move was attributed to federal regulatory actions, which forced SBC to sell its video services and network to new competitors at prices below actual cost. Also, the Company's current and future products must meet the industry standards established by Telcordia Technologies, Inc. (formerly BELLCORE) and must be compatible with the products of other telephone company suppliers, including competitors of the Company. Additionally, regulatory delays may continue to impede competition in the local loop, which may delay the rollout of the Company's new generation access product.

The failure of telephone companies to widely deploy broadband networks is also increasing the risk that cable television networks, due to the broader bandwidth capabilities of their coaxial cable networks, will become more competitive with telephone companies for transmission of voice and data information. During the past year, substantially greater interest and investment in broadband cable television networks has occurred and the trend appears to be accelerating. Failure by the telephone companies to successfully meet competition from coaxial cable-based telecommunications networks would have a material adverse effect on the Company.

As the Company or its partners announce new products to better meet the changing requirements of customers, customers may delay orders of existing products until the new products are available for shipment or until small volumes of new products are adequately field tested. Announcements by Lucent of its new digital loop carrier product, AnyMedia, had this adverse effect on sales of the Company's FLX-2500 product, and the same could occur in the future with respect to the New Platform the Company is developing.

The Company competes against many larger companies that have significantly greater resources than the Company. The Company, which has an accumulated deficit of approximately $191.3 million as of September 30, 1999, has never been profitable on an annual basis and may never achieve profitability. The Company will require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

The Company was dependent upon Lucent for greater than 87.0% of its revenues for the nine months ended September 30, 1999 and greater than 85.0% of its projected 1999 revenue, and will remain substantially dependent upon Lucent until the Company develops and successfully markets its New Platform. Failure by the Company or Lucent to comply with existing agreements would have a material adverse effect on the Company.

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



November 15, 1999                    /s/ John T. Autrey
                                     -----------------------------------------
                                     John T. Autrey
                                     Vice President and Chief Financial Officer