Form 10-K
period 1999-12-31
PLIANT SYSTEMS INC
filed 2000-03-29
CIK 904898

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


               FOR THE TRANSITION PERIOD FROM _______ TO _______
                           COMMISSION FILE NO. 0-21766
                            -------------------------
                              PLIANT SYSTEMS, INC.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [ ] No [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, as of March 23, 2000, was approximately $135,034,685 (based on the last bid price of such stock as reported by the Over The Counter Bulletin Board [OTCBB]).

         The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 23, 2000, was 13,637,102.

================================================================================

                              PLIANT SYSTEMS, INC.
                                 FORM 10-K INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I
Item 1.     Business........................................................................................1-25
              General..........................................................................................1
              Restructuring..................................................................................1-2
              Recent Developments............................................................................2-4
              Products and Development Services..............................................................4-8
              Market........................................................................................8-11
              Competition..................................................................................11-12
              Regulation of Customers......................................................................12-13
              Research and Product Development.............................................................13-14
              Sales, Marketing and Customer Support...........................................................14
              Manufacturing and Supplies......................................................................15
              Backlog.........................................................................................16
              Patents and Protection of Other Proprietary Information.........................................16
              Employees.......................................................................................17
              Environmental Affairs...........................................................................17
              Risk Factors.................................................................................17-25
Item 2.     Properties........................................................................................25
Item 3.     Legal Proceedings.................................................................................26
Item 4.     Submission of Matters to a Vote of Security Holders............................................26-30

PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholders Matters........................31
Item 6.     Selected Financial Data........................................................................31-32
Item 7.     Management's Discussion and Analysis of Financial Conditions and Results of
            Operations.....................................................................................33-38
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.....................................38-39
Item 8.     Financial Statements and Supplementary Data....................................................40-61
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial
            Disclosure........................................................................................62

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................62-66

SCHEDULE II   ................................................................................................67

SIGNATURES    ................................................................................................68

EXHIBITS      ................................................................................................69

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                     PART I

ITEM 1. BUSINESS

GENERAL

Pliant Systems, Inc. (formerly BroadBand Technologies, Inc.) was organized in the State of North Carolina in July 1988 and reincorporated in the State of Delaware in December 1988. The term "Company" as used in our audited financial statements in Item 8 of this report refers to Pliant Systems, Inc. Our executive offices are located at 4024 Stirrup Creek Drive, Durham, NC 27703. Our telephone number is (919) 544-0015.

We are engaged principally in designing, engineering, manufacturing and marketing a sophisticated electronics hardware and software product for operators of local exchange telephone networks in the United States. Our product will address the access portion of the local exchange telephone network. Access equipment is equipment that provides the connection between a customer's premises equipment and a carrier's network. It enables operators of these local exchange telephone networks to transmit voice, video and data over fiber optic cable and copper wire. Our products will provide a wide range of services, including voice, private line and data service.

Our business operates in a single business segment as described above. We have presented information about our major customers and geographic areas in Footnote 16 of our audited financial statements in Part II, Item 8 of this 10-K report. After 1997, we have not had material sales to foreign countries. Since we are focusing our current business strategy on the U.S. market, we have no risks associated with operations in foreign countries. We do not anticipate having risks associated with foreign country operations in the near future.

RESTRUCTURING

In 1998, we developed and implemented a strategy that focused on the local exchange network access markets and leveraged our advanced technologies. Our strategic plan resulted in executing several new agreements with Lucent Technologies, Inc. ("Lucent") and a strategic alliance with Bosch Telecom GmbH and Bosch Telecom, Inc. ("Bosch"). These agreements resulted in several one-time revenues and cash payments to us, product development revenues and recognition of certain nonrefundable deposits as revenue in 1999 and 1998. In 1999, we earned most of our revenue from contract manufacturing and development projects with Lucent. The Bosch Telecom public networks product group was recently purchased by Marconi p.l.c. (See Recent Developments.)

In August 1998, we began developing a next generation access product, our Pliant(TM) 3000 Integrated Access Platform, to address the new trends in the network access market. To reflect our new strategic

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RESTRUCTURING (CONTINUED)

direction and product focus, on December 7, 1999 we changed our name from BroadBand Technologies, Inc. to Pliant Systems, Inc.

RECENT DEVELOPMENTS

New Product Announcement

On December 15, 1999 we announced a next generation access product, our Pliant 3000 Integrated Access Platform. Our product's concept is to provide a single platform that can support traditional and emerging telecommunication services simultaneously and efficiently. High-speed access to the Internet is an example of emerging telecommunication services. We intend to provide an access platform that can support the expected transition from traditional circuit-based networks to the emerging cell-based networks. Circuit-based networks have a fixed connection all the way through the network. For example, when you use a modem to connect your computer to another computer, you are making a fixed connection through the telephone line. Cell-based networks do not have fixed connections. Instead, they have multiple possible paths through which a packet of data can be transmitted from one point to another. Our Pliant 3000 will be a highly flexible system that offers a full range of narrowband and broadband services with the ability to migrate from one to the other.

Our Pliant 3000 product is designed to relieve the strain on local exchange telephone networks caused by the limited ability of traditional digital switching and digital loop carrier (DLC) equipment to provide fast-growing Internet service. It features a distributed product design that will accommodate bandwidth growth. DLC technology uses digital techniques to provide a wide range of services over copper and fiber optic telephone lines. Our Pliant 3000 will enable carriers to extend digital subscriber line (DSL) services beyond the traditional limit by distributing DSL closer to end users. DSL technology provides high-speed data and voice over existing copper cable. For a more complete description of our Pliant 3000 and its technologies, see the Product section of this report.

We displayed our Pliant 3000 at the ComNet trade show in late January 2000. We expect to complete final system testing of the first release at the end of the first quarter of 2000. We anticipate field trials by customers will begin in the second quarter and we have received commitments for field trials from four potential customers. If the field trials are successful, we expect initial product shipments will begin in the third quarter of 2000. There can be no assurance that the final system testing and/or field trials will be on schedule or successful or that we will have orders for the product.

Proposals Approved by Stockholders

We held our annual meeting of stockholders on December 7, 1999. At that meeting, our stockholders approved an amendment to the Certificate of Incorporation to change our name from BroadBand Technologies, Inc. to Pliant Systems, Inc. Our stockholders also approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 30 million to 65 million shares.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

Bosch Telecom Sells its Public Networks Product Group to Marconi p.l.c.

On May 18, 1998, we entered into a strategic alliance with the public networks product group of Bosch Telecom to further develop and market the iFLX product, which is the international version of our FLX-2500 product.

Our agreement with Bosch provides for the migration of the product towards full service access network standards, which are being developed by a large group of domestic and international network operators. Under the agreement, we will have exclusive rights to market the Full Service Access Network (FSAN) product of Bosch in North America for a specified period of time after its availability, if Bosch develops this product. The FSAN product, defined as "full service," focuses on bandwidth sufficient to provide voice, data, broadcast video and video on demand. The FSAN concept was the core of our pre-1998 business strategy, but due to the lack of carrier demand, telecommunications regulatory issues and uncertain timing of market developments, we stopped further development of FSAN products in 1998.

We have received little revenue from the 1998 Bosch Alliance, and we are uncertain whether we will ever derive future revenues from FSAN products. Bosch has no obligation to continue to develop FSAN products.

In late 1999, Bosch Telecom GmbH and Marconi p.l.c. ("Marconi") signed a contract for the sale of the Bosch public networks product group to Marconi. The sale was completed in February 2000. Marconi also owns RELTEC, one of the potential competitors of our Pliant 3000 access product. Although Marconi has assumed all of Bosch's existing agreements with us, we are uncertain about the effect of this sale on future FSAN development.

Changes to Lucent Manufacturing Agreement and Research and Development Agreement

On February 4, 1998, we entered into several agreements with Lucent Technologies, Inc. ("Lucent"). These nonexclusive agreements replaced our prior exclusive North American relationship we entered into in 1995 with respect to our joint Switched Digital Broadband Access System (SDBAS(TM)), which included our FLX Platform. SDBAS is an access system that delivers broadband signals, including video on demand, to residential subscribers. The terms of these agreements are summarized in detail in a Form 8-K dated March 5, 1998.

Under the Manufacturing Agreement with Lucent, Lucent agreed that if Lucent failed to order products in sufficient volume to absorb $18.0 million of our manufacturing overhead for three years, Lucent would pay us the amount that is not absorbed by their orders. In August 1999, Lucent discontinued the product we were manufacturing due to decreased demand for the product. Final shipments occurred during December 1999, with some residual shipments in early 2000. During 1999, we recognized $7.0 million of revenue, reduced by the credit for our manufacturing overhead that was absorbed by Lucent's

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

Changes to Lucent Manufacturing Agreement and Research and Development Agreement (continued)

orders. In January 2000, we agreed with Lucent to cancel the Manufacturing Agreement and to amend the Research and Development Agreement discussed below.

In the Research and Development Agreement (the "R&D Agreement"), Lucent agreed to pay us $21.0 million to develop products for Lucent's new AnyMedia digital loop carrier product. During 1998, we agreed with Lucent to specific development projects, worth $17.6 million of the $21.0 million under the R&D Agreement. During 1999, we recognized $7.3 million of service revenue resulting from development projects related to the R&D Agreement.

In January 2000, we agreed with Lucent to cancel our manufacturing agreement, which was one of the 1998 agreements and is discussed above. We agreed with Lucent to transfer the remaining $9.0 million in payments due under that agreement to the R&D Agreement. We also agreed with Lucent on additional project letters to cover all but $5.3 million of the payments due us. Although we anticipate agreeing with Lucent on additional research and development projects and/or equivalent activities to complete Lucent's $5.3 million commitment, we cannot be certain that the remaining balance will be agreed upon. Lucent has agreed to pay the $9.0 million transferred to the R&D Agreement to us, whether we are successful in completing the development or not.

We have the right to use the technology we develop for Lucent in our Pliant 3000 product we are currently developing, subject to restrictions that are described in Products and Development Services: Lucent AnyMedia Development. Not all the technology we develop for Lucent will be usable in our Pliant 3000 product.

PRODUCTS AND DEVELOPMENT SERVICES

Introduction

Our mission is to provide products and services to implement strong, flexible and economical electronic connections between network customers and service providers. These connections will provide residential and business customers with advanced voice services, high-speed data and digital video capabilities. These services will allow network customers to communicate, to participate in e-commerce and to access on-line information, entertainment and other multi-media services. Our current product development efforts focus on our Pliant 3000, a next generation access product. We also are developing an optical network unit for Lucent's AnyMedia digital loop carrier as part of the Lucent R&D Agreement disclosed above. Our other products relate to an alliance with Bosch Telecom to deliver a global access platform to meet emerging FSAN specifications, using the FLX-2500 as a basis for new product development. The FLX-2500 was our primary product before we began developing our Pliant 3000 product.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS AND DEVELOPMENT SERVICES (CONTINUED)

Pliant 3000 - A Next Generation Access Product

Our Pliant 3000, a next generation access product, is aimed at the opportunity created by the demand for higher speed Internet access and the need to provide both narrowband and broadband access services over the same network. We are still developing this product. Our new product will combine our core technologies and new emerging technologies, such as:

o Time Division Multiplexing (TDM) - a technique for transmitting many separate digital signals at once over one transmission medium by combining the lower rate signals into one higher rate data stream

o Digital Loop Carrier (DLC) - a technology using digital techniques to provide a wide range of telecommunication services over copper and fiber optic telephone lines

o xDigital Subscriber Line (xDSL) - a family of technologies that provides high-speed data and voice on existing copper telephone lines

o Asynchronous Transfer Mode (ATM) - a very high speed transmission technology that uses fixed-length packets or cells to switch voice, data and video traffic over local and wide area networks

o Synchronous Optical Network (SONET) - a networking standard that utilizes fiber optics to create backbone networks that are capable of transmitting at very high speeds and accommodating very high bandwidths

In addition, our Pliant 3000 access product will use technology we receive through the Lucent development and technology license agreements. We believe this combination of technologies will position us to participate in an existing and fast-growing market. This represents a significant change from our prior product development efforts, which targeted a market that had not yet developed.

Our product concept is to provide a single product that can support traditional and emerging telecommunication services simultaneously and efficiently. We intend to provide an access product that can support the expected transition from traditional circuit-based networks to emerging cell-based networks. We believe that a transitional product will be attractive to network operators because they can derive maximum benefit from their existing network investment.

Our Pliant 3000 product consists of three primary subsystems: the host controller shelf, one or more node shelves and an Element Manager System (EMS).

o The controller shelf connects to the telephone company's Central Office switching location. It serves as the integration point for narrowband, wideband and broadband subscriber services. The controller shelf will gather cell-based traffic and interface to data networks via industry standard guidelines. The controller shelf will also gather voice circuit-based communication and route it to the network operator voice switch.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS AND DEVELOPMENT SERVICES (CONTINUED)

Pliant 3000 - A Next Generation Access Product (continued)

o The node shelves or remote service nodes connect to businesses, small offices and subscriber homes. They are designed to support highly distributed network designs over both copper and fiber optic spans. In a highly distributed network, the network resources are not concentrated in any one place but are distributed over many locations. A local area network (LAN) is an example of a highly distributed network. In a LAN, each desktop computer provides a part of the resources used by the network. In contrast, a mainframe computer provides all the resources used by terminals that connect to it. We plan to offer our node shelves in a range of capacities and sizes to meet expected industry needs. We will also provide a family of rack mounted, indoor and outdoor cabinets of different sizes to house the remote nodes.

o Our EMS provides operations, administration, maintenance and software updates for our Pliant 3000 and can manage many controller shelves at one time.

When it is fully developed, our new product could be deployed by network operators as:

o a Next Generation Digital Loop Carrier, or NGDLC - network access equipment that uses high bandwidth fiber optic and/or copper telephone lines in the local loop;

o a distributed Digital Subscriber Line Access Multiplexer, or DSLAM - access equipment that delivers high-speed Internet access and voice simultaneously;

o a multi-service access device - access equipment that provides both narrowband and broadband services simultaneously; and

o a single integrated access platform in a convergent network - a telecommunication platform that combines multiple technologies to support voice, data and video transmissions.

Pliant 3000 - Product Availability

Our current plan is to make our product commercially available in several phases. The first release will provide traditional narrowband and data and voice services, including traditional telephony line services. We plan to complete final system testing of the first release of our product at the end of the first quarter of 2000 with field trials starting in the second quarter. We expect initial revenues from our first release in the third quarter of 2000.

Our product's second release will feature distributed DSLAM functionality and additional data and voice, as well as broadband services. It is planned for the fourth quarter of 2000.

A third release is planned for the third quarter of 2001. It will implement a variety of converged networking and data service enhancements.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS AND DEVELOPMENT SERVICES (CONTINUED)

Pliant 3000 - Product Availability (continued)

Our business plan is focused on completing the development of and selling our Pliant 3000 product. We have defined future enhancements and more advanced products; however, no specific schedules have been set beyond the third release. These future products will depend upon customer demand. We cannot be certain that we will meet these development schedules or that we will be able to generate sales orders for our Pliant 3000.

Lucent AnyMedia Development

Under our R&D Agreement with Lucent described above, we are developing subsystems for Lucent's AnyMedia digital loop carrier product.

We will co-own, with Lucent, the technology we develop under the R&D Agreement with certain restrictions on its use. The R&D Agreement restricts us from:

o        licensing the co-owned technology to third parties;

o using the co-owned technology in products that are plug compatible with Lucent's products; and

o using the co-owned technology with any product other than our access platform product.

The projects involve development of an optical network unit for the AnyMedia system including telephony and data interfaces. We intend to reuse some of the technology we develop in these projects in our Pliant 3000 product. If we are unable to reuse substantial amounts of the technology we develop for Lucent, the R&D Agreement will have less value to us than we expected.

Our ability to reuse technology developed for Lucent in our products will depend upon a number of factors, including:

o        the products Lucent wants us to design;

o        how similar our products will be to Lucent's; and

o        the design schedules for our products and Lucent's.

Our company and Lucent also entered into a Technology Transfer Agreement and Element Manager Agreement on February 4, 1998. Under this agreement, Lucent granted us the right to use certain existing narrowband technology with restrictions on its use. These restrictions are similar to the restrictions under the R&D Agreement mentioned above. Lucent also has paid us $2.0 million to support the development of our Element Manager System.

The R&D Agreement and the Technology Transfer Agreement described above contain provisions that would allow Lucent to terminate the agreements. If Lucent terminates the agreements, we would have 18 months to redesign our Pliant 3000 product to exclude technology that Lucent provided to us under the agreements. We have used very little of this technology. The termination provisions include bankruptcy by Pliant Systems, material breach by us or a "change in control" of Pliant Systems. Change

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS AND DEVELOPMENT SERVICES (CONTINUED)

Lucent AnyMedia Development (continued)

in control is very broadly defined in the agreements. We may lose the benefits of our agreements with Lucent if any of the following or similar events occur before February 4, 2003:

o        we acquire another company;

o        another company acquires us;

o        we enter into a strategic alliance with another company; or

o another company acquires a control position in our stock by market purchases without our consent.

Other Product Development and Previous Products

On June 8, 1998, we closed an Alliance Agreement with Bosch. Under this agreement, Bosch has paid us approximately $12.0 million in revenue and $2.0 million for expense reimbursement. Bosch has agreed to pay us royalties on their sales of FSAN products in the U.S. and Canada. As a result of the agreement, we transferred intellectual property, employees and equipment to Bosch. Bosch agreed to develop new intellectual property for FSAN products if Bosch determines that a market will develop that justifies the development expenses. Bosch will license any new FSAN intellectual property back to us. Except for the initial $12.0 million of revenue, we have received little revenue from the 1998 Bosch Alliance, and we do not know whether we will derive future revenues or technology from the Bosch Alliance. We also do not know how the acquisition of Bosch Telecom by Marconi will affect FSAN product development. (See Recent Developments.)

In 1997, we completed development of our FLX-2500 product, a second generation FLX System. We delivered units for system integration and testing. These systems are being used at Southwestern Bell Communications (SBC) and RCN Corporation for telephony services, and Telus in Canada for data and video services. Our FLX-2500 product consists of switched digital architecture, which supports both broadband and telephony elements of a local access system. We designed the broadband and telephony elements to be integrated with the telephony and analog video elements of other telecommunication systems suppliers. The announcement of new products and technologies has contributed to the lack of demand for the product. For example, network operators are now focused on high-speed Internet access. We are maintaining minimal support capability to serve existing customers because we are not anticipating the FLX-2500 product will be widely deployed. If Marconi moves forward with FSAN development, we will consider whether to devote more resources to this type of product.

MARKET

Access Market Focus for Our Pliant 3000

Our Pliant 3000 Integrated Access Platform is targeted to the telecommunications equipment access market. Access equipment provides the connection between a customer's premises and a carrier's

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MARKET (CONTINUED)

Access Market Focus for Our Pliant 3000 (continued)

switching network. Deregulation of the telecommunications industry and double-digit growth of the Internet for business and personal use is creating a growing opportunity for access equipment suppliers. Deregulation has opened the door for new Competitive Local Exchange Carriers (CLECs) to compete with traditional telephone companies for telecommunication services. Also, Internet growth has increased demand for both low-speed and high-speed access lines. These two trends have generated the significant growth in access lines served by DLC and integrated access systems.

The CLEC network deployment model calls for a large switching hub, leased or owned backbone transmission facilities and distributed access terminals. These access terminals may be located in existing telephone company Central Offices, in customer buildings and in outdoor enclosures. This results in almost 100% of the CLEC access lines being served by access equipment.

Another fast growing access market is the Incumbent Local Exchange Carrier
(ILEC) market. The ILEC market includes the Regional Bell Operating Companies (RBOCs) and Independent Operating Companies (IOCs). The ILEC access market shows significant growth as demand for Internet access continues to outpace the rate at which ILECs are losing access line customers to CLECs.

Deregulation and growth have created a strong and volatile telecommunications access equipment market. This market is characterized by:

o rapid change in the number and type of network operators due to overall telecommunications market growth, voice/data convergence and reactions to the 1996 Telecommunications Reform Act;

o continued pressure by the FCC and Congress on the ILECs to open local services to competition; and

o        continued new opportunities for suppliers and products.

Our Pliant 3000 product is designed to be an attractive solution for CLECs and ILECs who want to deploy next generation digital loop carrier and digital subscriber line technology. We estimate that the market for these market segments, including narrowband access systems and DLC-based xDSL systems, is $3.2 billion in annual revenue in 2000. These combined market segments are forecasted to grow to $4.2 billion in annual revenue by 2002.

Initial Customer Focus for Our Pliant 3000: CLECs and IOCs

We intend to seek early success by focusing our marketing efforts for our Pliant 3000 product on market segments where we expect reasonable market entry requirements and lower competition. We have designed our new product for low- and medium-density applications, which we believe is an extremely fast-growing segment of the access equipment market. Our initial market entry will be focused at CLECs and the IOCs by our direct sales force. The CLEC market is the fastest growing market segment, while

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MARKET (CONTINUED)

Initial Customer Focus for Our Pliant 3000: CLECs and IOCs (continued)

the IOCs present the lowest market entry barriers. We may later market the product for other targeted customer segments such as the RBOCs, private/government networks and wireless applications. Some product enhancements would be required to enter these markets.

Previous Products

FLX-2500 PRODUCT

In 1997, we released to the market our FLX-2500 system. Based on a customer's desire for both cost effective telephony and high-speed data and broadband services, we aligned with Lucent Technologies to incorporate FLX-2500 as part of Lucent's Switched Digital Broadband Access System (SDBAS). SBC has deployed SDBAS for telephony services as part of a 30,000-home field evaluation. Additionally, RCN Corporation deployed SDBAS for telephony services, and Telus deployed it for a video and data system trial in Canada.

Our FLX-2500 product positioned telephone companies to compete with cable television companies by offering a wide range of advanced video products over telephone networks. We continue to support these systems, but the telecommunications companies' merger activity and their lack of strategic emphasis on switched digital video services have delayed large-scale deployment of video oriented access networks. The delay in deploying fiber-based solutions for broadband access solutions has been caused by the following:

o        explosive growth of the Internet over existing copper lines;

o        growing telecommuting market;

o development of new technologies and products such as xDSL that offer higher bandwidth, speed and reliability than previously available using the existing copper lines; and

o failure of the RBOCs to make a significant strategic shift toward digital video services in competition with cable television operators that has lowered the demand for bandwidth to a level that xDSL over copper wire can meet.

Because of this trend, we do not expect wide deployment of our FLX-2500. Since early 1998, we have been focusing our resources on developing our Pliant 3000 to compete in the North American access market. We did not receive significant revenues in 1999 from the FLX-2500 nor do we anticipate receiving such revenues in the future. If the current trend reverses and switched digital video becomes a strategic concern for local exchange carriers, our FSAN efforts with Bosch may have future value. (See next section.)

IFLX PRODUCT

Our iFLX product is the international version of our FLX-2500. In our 1998 strategic Alliance with Bosch, Bosch was to evolve our iFLX product to meet the emerging FSAN standard. The Alliance gives

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MARKET (CONTINUED)

Previous Products (continued)

IFLX PRODUCT (CONTINUED)

Bosch worldwide sales and development rights outside the U.S. and Canada. We have the right to manufacture FSAN products for the U.S. and Canada. If we decline to manufacture the product for Bosch, then Bosch will pay us royalties on their future sales of FSAN products in the U.S. and Canada. We have received little revenue from the Bosch Alliance and we do not expect to receive significant revenues from the iFLX and FSAN products in the future.

Telecommunications Industry Evaluation and Purchasing Procedures

The RBOC network operators generally evaluate new equipment and software through a lengthy and complicated process. Evaluation can take as little as a few months for products that are only a small change from existing products in the telephone network. The evaluation can take as long as several years for complex products based on completely new technologies. Our previous product, the FLX-2500, was targeted primarily at RBOCs. Our Pliant 3000 product is initially targeted at the CLECs and IOCs, which do not normally have lengthy evaluation processes. The process may vary to some extent, depending on the network operator and the product being evaluated. It can also depend upon the priorities of the network operators, their budgets and the efficiency with which they make decisions about priorities and new products.

COMPETITION

Our Pliant 3000 product combines the functionality of TDM and ATM based access systems into a single integrated platform. We believe that new "combination platforms" are being developed because:

o the demand for bandwidth in the access network is growing and is expected to continue to grow; and

o an integrated platform will provide greater flexibility of traditional and new telecommunication services at a more competitive price than stand-alone or overlay products.

Our new product will attempt to provide a solution based upon the needs of CLECs and ILECs. We will focus our product on this need in the geographic areas where there is a low to medium density of network customers per square mile. We will also focus on network operators who are building new networks.

Our new product competes in the NGDLC, emerging integrated systems and DSLAM markets. In the North American NGDLC market, competitors include:

                   o  AFC                       o  Marconi (RELTEC)
                   o  Alcatel                   o  Nortel Networks
                   o  Lucent

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

COMPETITION (CONTINUED)

Our competitors in the emerging integrated access system market include:

                   o   Accelerated Networks        o  Lucent
                   o   AFC                         o  Mainsail
                   o   Alcatel                     o  Marconi (RELTEC)
                   o   ANDA                        o  Next Level
                   o   Integral Access             o  Nortel Networks

Our competitors in the DSLAM market providing Central Office based and remotely deployable DSLAM systems include:

                   o  Alcatel                      o  Nokia
                   o  Copper Mountain              o  Nortel Networks
                   o  Cisco Systems                o  Paradyne
                   o  Fujitsu/Orckit               o  Pulsecom

We compete in a segment of the telecommunications industry characterized by consolidation, fast change, rapid growth and intense competition. These characteristics not only apply to vendors but also to service providers. Also, these characteristics provide both positive and negative qualities. Some customers, particularly CLECs, may want vendors that have a total system solution, including switching, transport, access, financing and turnkey services. It will be difficult for us to compete for customers who base their decisions on these criteria, because we cannot offer this wide range of products and services. Instead, we will focus on customers who want to select products and services that meet their particular service or market situations.

REGULATION OF CUSTOMERS

Telephone companies are subject to extensive regulations. Both the federal and state governments regulate the provision of basic and other telecommunication services. The 1996 Telecommunications Reform Act was intended to liberalize the regulations that govern the telephone companies, which constitute our primary market. In addition, the Act allowed other network operators into the telecommunications marketplace.

Increased competition for local residential narrowband and broadband services has not materialized to the extent predicted and is one of the factors that prevented deployment of our FLX-2500 product. Deployment of the FLX-2500 product required telephone companies to obtain cable television franchises or comply with federal requirements on "open video system" operators. ILECs have not pursued this initiative as we had expected.

Local exchange carriers already offer data services and require no special government approval to deliver these services other than the normal state and federal telecommunication services regulations. We expect

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

REGULATION OF CUSTOMERS (CONTINUED)

that government regulations will play a less important role in the purchasing decisions of customers for our Pliant 3000 product than for our FLX-2500 product. Future regulations by the various federal and state regulatory agencies are uncertain. Any significant changes in those regulations regarding data services could adversely impact our ability to generate revenue from our Pliant 3000 product.

RESEARCH AND PRODUCT DEVELOPMENT

Our Pliant 3000 Integrated Access Platform and Lucent's AnyMedia access system remain the focus of our research and development efforts. The first release of our Pliant 3000 is on schedule and is in its final testing phase. Parallel development is underway for the second release of our Pliant 3000 product, which supports narrowband and ATM-based services. We plan the second release for the fourth quarter of 2000. A third release that incorporates a variety of networking and data service enhancements is planned for the third quarter of 2001. As our development progresses, we continue to make investments in both core access and application specific technologies. These investments span a wide range of product technologies including, TDM, ATM, SONET and xDSL.

Our technology focus is concentrated mainly in four key areas:

o advanced broadband services, including custom TDM/ATM integrated circuits and ATM networking software;

o        advanced Element Manager Systems (EMS);

o product standardization testing, including GR 303 Conformance (a signaling, control and concentration standard for integrated access systems), local digital switch interoperability, and xDSL customer premise equipment(CPE) interoperability; and

o        product cost reduction and reliability improvements.

We supplement our development efforts in these areas by using outside contractors with very special skills. We also purchase certain specialized software, primarily source code, that we will integrate with our proprietary software. This software will then be integrated with the internally developed hardware - primarily the controller shelf and node shelves which house various telecommunication service cards.

The first product we are developing for Lucent's AnyMedia access system is on schedule and is in the final testing phase. The second development project is also underway. The Lucent R&D Agreement was expanded in early January 2000 to include three new development projects. Two of these new development projects have been defined as to scope, deliverables and delivery schedule. The third development project, valued at $5.3 million for additional work, has not been defined. These new projects will benefit from our technology investments in ATM-based xDSL and enhanced TDM service cards and will continue into 2001.

To remain competitive and to survive in the rapidly changing telecommunications industry, we must continue to invest aggressively in research and development activities. Our success with our Pliant 3000 product and future products will depend upon many factors, including our ability to attract and retain

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RESEARCH AND PRODUCT DEVELOPMENT (CONTINUED)

qualified development and test engineering personnel. These hardware and software development personnel are in great demand and limited supply, both nationally and in the Research Triangle Park area of North Carolina where we are located. There can be no assurance that our Pliant 3000 and future products will be developed on schedule or that their performance and features will be attractive to customers.

Our research and product development costs charged to expense were approximately $21.5 million in 1999, $18.7 million in 1998, and $28.1 million in 1997. Approximately $3.0 million of AnyMedia research and development costs were charged to cost of sales in 1999 and $1.5 million in 1998. No AnyMedia development costs were incurred in 1997. Software development costs of $0.6 million were capitalized in 1999. We had no capitalized software development costs in 1998 and 1997.

SALES, MARKETING AND CUSTOMER SUPPORT

We have repositioned ourselves in the marketplace with the development and introduction of our Pliant 3000 Integrated Access Platform. Our repositioning and new branding strategy involved:

o        a new product direction - an integrated access product;

o new target markets - next generation digital loop carriers, DSLAM and xDSL;

o        new targeted customers - CLECs and IOCs;

o        a new company name - Pliant Systems, Inc.; and

o        a new company logo.

We significantly reduced our sales and marketing organization in late 1997 as we began our market repositioning. We started to rebuild our direct sales force before our announcement of our Pliant 3000 product in December 1999. We currently have six direct field sales representatives that are making sales calls on the CLEC and IOC customers in the United States for field trials. Our sales representatives have substantial experience in marketing products to CLECs, IOCs and RBOCs. We believe that their knowledge about the personnel, business plans and customer order cycles will generate field trials and possible sales orders. Potential customers have accepted four field trial proposals and we are making efforts to obtain additional field trials.

Equally experienced marketing personnel support our sales representatives. They provide competitive product analysis, develop promotional sales material, assist in sales presentations and coordinate trade shows. We view our marketing support personnel as an extension of our existing sales team.

Our customer services organization provides support to our customers in engineering, installing, maintaining and operating our previous products. They will also support the field trials and sales of our Pliant 3000 product. Their work involves close coordination with technical and operational personnel of our customers. Our customer support personnel provide documentation, training and technical assistance to our customers.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

MANUFACTURING AND SUPPLIES

Our manufacturing personnel build prototypes, assemble and test products and provide technical support for our subcontractors. We test our products extensively before we ship them to our customers. We have the in-house capability to test all of our products for compliance to design specifications, with emphasis on simulation of electrical and optical signals as they relate to the commercial market place. We have substantial knowledge, equipment and processes for assuring reliability, and we test a broad range of thermal variation to which our products may be subjected. Our automated testing equipment and processes incorporate proprietary procedures.

We depend on third party suppliers for the continued availability of components, materials and services, including most printed circuit board assemblies. For the foreseeable future, we expect to continue having our products' subsystems and components manufactured by third parties.

Many of the components we use in our products, including our Pliant 3000 product, are standard parts available from multiple sources. However, we use some electronic and mechanical electro-optic components that are only available from a single source. Others are available from a limited number of sources. The overall electronic components market is experiencing capacity constraints and allocations for many of our components. It is possible that we will not be able to obtain enough components to meet our customer requirements.

We continue to actively review our supplier base to meet and upgrade our technological, service and component availability requirements. Although we carefully evaluate new suppliers, some may prove to be unreliable sources of supply.

From time to time, we have experienced minimal supply problems. We have been able to manage these problems so that our business has not been adversely affected. To date, however, we have not sold sufficient volumes of products to require large volumes of parts or materials. If we are successful in obtaining larger volumes of orders from customers, it is possible that supply problems will limit our ability to fulfill customer orders.

Under our Manufacturing Agreement with Lucent, we provided contract manufacturing services for Lucent in 1999. In January 2000, we agreed with Lucent to cancel the Manufacturing Agreement. We continue to investigate other partners to increase utilization of our manufacturing resources and supplier base, but we have no volume commitments at this time. (See Recent Developments:
Changes to Lucent Manufacturing Agreement and Research and Development
Agreement.)

Our primary manufacturing activity in 2000 will be building prototypes for our Pliant 3000 product and assembling the initial Pliant 3000 product shipments for the third and fourth quarters of 2000, if we receive customer orders. Also, we may manufacture small volumes of our previous products in 2000.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

BACKLOG

Our backlog includes sales orders we have received that have a scheduled delivery date before December 31, 2000. The aggregate sales price of orders received and included in backlog was approximately $2.9 million on December 31, 1999 and $0.3 million on December 31, 1998. The increase in backlog is due to two orders received in December 1999 for our previous products.

We believe that the orders included in the backlog are firm orders and will be shipped before December 31, 2000. We may allow our customers to cancel or delay orders where it is in our best interest to do so.

PATENTS AND PROTECTION OF OTHER PROPRIETARY INFORMATION

We have been awarded patents in the United States. Additional patent applications are pending in the United States and some foreign countries. These applications may not result in the award of a patent. Also, we may not be successful in defending our patent rights in any patent infringement litigation.

In 1996, as competition for our previous products increased, we began to focus greater attention on evaluating our intellectual property. Our patent portfolio covers the basic technology for implementing switched digital broadband systems using a fiber to the curb architecture. We believe that our patents give us a competitive advantage over other providers of switched digital broadband products. We are continuing to pursue patent protection for our other intellectual property. During our development efforts for our Pliant 3000 integrated access product, we have identified several potential patent applications. These applications are currently being pursued, and we anticipate we will file other U.S. and international patent applications.

Because of the large number of patents in the telecommunications field and the rapid issuance of new patents, some components of our Pliant 3000 or other products may be covered by patents of others without our knowledge. If this occurs, we would seek to obtain necessary licenses or rights under any infringed patents. Based on industry practice, we believe most licenses would be obtainable on reasonable financial terms, which may include a cross license of our patents, that would not have an adverse material financial effect on us.

We have received Notice of Publication for registration for "Pliant" and "Pliant Systems" as trademarks for use in the United States, in addition to "BroadBand Technologies" and "BBT." In addition to the patent protection described above, we protect our software through contractual arrangements with our customers and through copyright protection procedures.

We transferred to Bosch in June 1998 ownership rights to our international patents, international patent applications and co-ownership rights to our U.S. and Canadian patents. We also transferred to Bosch co-ownership rights to other intellectual property used in our iFLX product. In return for the transfer of intellectual property rights for our iFLX product, Bosch paid us $10.0 million at that time. They also paid us an additional $2.0 million in August 1999. We do not expect any future payments.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

EMPLOYEES

As of December 31, 1999, we had a total of 251 employees. We are not a party to any collective bargaining agreement.

ENVIRONMENTAL AFFAIRS

Our manufacturing operations are subject to numerous federal, state and local laws and regulations designed to protect the environment. There are no administrative or judicial proceedings pending or threatened against us alleging violations of such environmental laws or regulations. We have not had, and do not expect to have, material costs associated with compliance with these laws and regulations.

RISK FACTORS

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to our customers, business partners and competitors, our previous product, our new product introduction and our future financial requirements. Our forward-looking statements also relate to our field trials, discontinued debt restructuring activities and relationships with Lucent, Bosch and Marconi. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Our forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

You should carefully consider the risks described below, together with all of the other information included in this Form 10-K, before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, it is likely that our business, financial condition or operating results would be harmed. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Financial Risks

WE HAVE INCURRED NET LOSSES EVERY YEAR AND WE MAY NEVER ACHIEVE PROFITABILITY.

Our net loss for 1999 was $26.4 million. We have never been profitable on an annual basis and may never achieve profitability. As of December 31, 1999, we have an accumulated deficit of approximately $202.2 million.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Financial Risks (continued)

WE HAVE NO ESTABLISHED PRODUCT THAT GENERATES SIGNIFICANT REVENUE.

We expect sales volume for our previous product, the FLX-2500, to remain low. Except for the R&D development contracts, we anticipate low revenues until our Pliant 3000 access product starts to generate sales in the third quarter of 2000. We must continue to invest substantial resources to develop and market our Pliant 3000 access product. We do not expect significant revenues from our new product until 2001.

PRICE COMPETITION MAY PREVENT US FROM ACHIEVING PROFITABILITY.

We expect price competition to continue to be an important competitive factor. Our current contracts with Lucent for our FLX-2500 are forward priced, requiring us to deliver these products at prices that would be profitable only at high volumes. We believe it is unlikely that high volume demand will ever develop for these products. Potential customers for our Pliant 3000 product may also require long-term contracts at fixed prices. If these volumes do not materialize and if we are unable to achieve planned cost reductions, our new product may not be profitable.

ON MAY 15, 2001, OUR CONVERTIBLE BONDS IN THE AMOUNT OF $115.0 MILLION BECOME DUE, AND WE WILL NOT HAVE THE RESOURCES TO PAY THEM, UNLESS WE ARE ABLE TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING.

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001. Interest is payable on May 15 and November 15 of each year. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Since our current stock price is significantly lower than $41.48, we expect that we will need additional equity and/or debt financing to repay the notes when they become due. If our new Pliant 3000 product fails to generate investor confidence in our ability to earn future revenue and minimize our losses, we will be unable to obtain the additional financing needed to repay the notes when due. Also, we may be unable to obtain such financing on favorable terms. Failure to pay principal and interest when due would have a material adverse effect on our company.

RESTRUCTURING OUR DEBT MAY CAUSE OUR EQUITY OWNERS TO SUFFER SUBSTANTIAL
DILUTION.

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. Our financial advisor, CIBC Oppenheimer Corp., assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we begin substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt restructuring transaction at that time. Implementing a debt restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments and/or other adverse consequences. We may consider such a transaction after we begin selling our new Pliant 3000 access product as part of an overall refinancing plan.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Financial Risks (continued)

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR OPERATIONS.

We estimate that we will have adequate cash resources to operate our business and develop our product until our convertible notes become due on May 15, 2001. In addition to the financing needed to repay the notes, we will require additional financing to fund our operations, primarily our product development activities. We cannot be certain that we will be able to obtain additional financing, or that the financing will be on favorable terms. If we are unable to obtain sufficient financing, we will be unable to continue upgrading our product to meet customer requirements and compete effectively.

OUR PLIANT 3000 ACCESS PRODUCT IS OUR ONLY NEW PRODUCT UNDER DEVELOPMENT, AND IF WE EXPERIENCE DELAYS IN ITS DEVELOPMENT OR OBTAINING CUSTOMER ORDERS, WE MAY BE UNABLE TO OBTAIN FINANCING TO REPAY OUR CONVERTIBLE NOTES.

To survive, we must develop our Pliant 3000 access product on schedule. To obtain the financing that we will need to repay our convertible notes, we expect investors will want to confirm that the second release of our Pliant 3000 product performs as anticipated and generates revenue. We do not expect significant revenue from sales of our Pliant 3000 product until after the second release is completed and marketed. The second release is not scheduled for shipment until the fourth quarter of 2000. Any delay in the second release or in receiving orders for the second release is likely to adversely affect our ability to raise capital before our convertible notes become due on May 15, 2001.

IF WE ARE INITIALLY SUCCESSFUL IN DEVELOPING AND MARKETING OUR PLIANT 3000 PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUSTAINED REVENUE.

Our Pliant 3000 product must compete in the market on price, architecture, features and other factors. Our development of our Pliant 3000 access product will be subject to significant technical and customer acceptance challenges. The development will require us to invest substantial money and time. We cannot be certain that we will be able to complete the development of this access product, or that our product will be attractive to customers and priced competitively with the products of our competitors. If our Pliant 3000 product does not compete effectively, we will be unable to generate sustained revenue. As the Pliant 3000 product is the only product we have that we believe will generate substantial revenue in the foreseeable future, our company will be materially and adversely affected if it is not a competitive product.

Even with successful development results, competitors already are selling products to customers in the market we targeted, and competitors may develop new competing technology and products that are more attractive to customers than our Pliant 3000 product. Many of our competitors are larger and financially stronger. They may be able to offer products at lower prices.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Financial Risks (continued)

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

Since 1997, sales of our older products have decreased each year, and we expect the decline to continue. We are developing our Pliant 3000 access product, but shipments of this product will not generate significant revenue until at least 2001. Both older product sales and new product sales are difficult for us to project and may fluctuate from quarter to quarter. Also, the timing of our operating expenses may vary between quarters. These factors may cause volatility in our stock price.

OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET TO THE OVER THE COUNTER BULLETIN BOARD AND THIS MAY CAUSE VOLATILITY IN OR ADVERSELY AFFECT OUR STOCK PRICE.

On February 12, 1999, the Nasdaq National Market delisted our shares of common stock because we failed to achieve compliance with continued listing criteria. Our shares are now traded on the Over The Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers and a lack of readily available bid and ask prices. These stocks may also experience a greater spread between the bid and ask price and a general loss of liquidity. Certain investors have policies against purchasing or holding OTCBB securities. The delisting and subsequent trading on the OTCBB have had, and will continue to have, a material adverse effect on both trading volume and market value of our stock. Since delisting, our stock price has traded from a low of $1.06 to a high of $16.06 per share.

Customer Risks

MOST OF OUR PROJECTED REVENUE FOR 2000 IS FROM OUR CONTRACTS WITH LUCENT, AND THE FAILURE OF LUCENT OR US TO COMPLY WITH THE TERMS OF THE CONTRACT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS.

We expect that Lucent will provide more than 75% of our projected 2000 revenue. We will remain substantially dependent upon revenue from Lucent until we develop and successfully market our Pliant 3000 product. Our agreements with Lucent provide that Lucent will pay us significant fees for our development services. If Lucent failed to make the payments as scheduled, our cash flow would be adversely affected. We have given Lucent a one-year notice of our intention to discontinue manufacturing the FLX-2500 product. This notice will take effect on April 8, 2000. By October 2000, Lucent must take delivery of all products ordered. Failure by Lucent or us to comply with existing agreements would have a material adverse effect on us.

Although the relationship with Lucent has provided revenue opportunities to us and we believe it will continue to do so, the relationship includes certain risks as well. As we disclosed in our prior SEC filings, the relationship between us and Lucent relating to SDBAS, arising out of the November 1995

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Customer Risks (continued)

MOST OF OUR PROJECTED REVENUE FOR 2000 IS FROM OUR CONTRACTS WITH LUCENT, AND THE FAILURE OF LUCENT OR US TO COMPLY WITH THE TERMS OF THE CONTRACT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS. (CONTINUED)

exclusive agreement, did not meet our expectations. This resulted in substantially lower than expected sales volume. It is possible that the current relationship with Lucent will also fail to meet our expectations.

Our relationship with Lucent may adversely affect our ability to partner with others in the telecommunications industry, due to the change in control provisions contained in the Lucent agreements. If Lucent decides to change its relationship with us, or if there are rumors that Lucent will change its relationship with us, there could be an adverse effect on the market price of our stock.

In addition, Lucent is a vendor of digital loop carrier and integrated access products, and our Pliant 3000 product may compete with Lucent in some circumstances. Such competition could adversely affect Lucent's cooperation with us to the extent required under our agreements with Lucent.

CUSTOMERS IN OUR CLEC TARGET MARKET FOR OUR PLIANT 3000 HAVE INTENSIVE CAPITAL REQUIREMENTS AND MAY NOT PURCHASE OUR PRODUCTS UNLESS WE OFFER VENDOR FINANCING.

The CLEC market is growing very rapidly and requires extensive capital investments. Many of our target customers in that market may require financing of our product sales to them. Such financing may be extended credit terms and/or equipment leasing. Many CLECs already have substantial debt. Credit risks of these customers may prevent us from borrowing to provide them with vendor financing. Other vendors with whom we will be competing regularly provide vendor financing and have the financial resources to provide financing to customers with high credit risk. If we are unable to provide financing, these customers may not purchase our Pliant 3000 product. If we are able to provide vendor financing but are unable to collect from our customers, our financial condition will be adversely affected.

OUR RELATIONSHIP WITH BOSCH MAY NOT GENERATE SIGNIFICANT REVENUES.

Although we believe that the Bosch Alliance Agreement may still provide us with opportunities, we have received little revenue from the agreement since 1998. We do not know whether we will obtain material revenues from the iFLX and/or FSAN products. We are focusing our business on sales of our Pliant 3000 access product and our business plan does not include iFLX or FSAN revenues after 2000.

Given the current market and customer environment, which have delayed acceptance of our iFLX product, there can be no assurance that there will be market demand for any Bosch FSAN products. Under the Alliance Agreement, there is no commitment by Bosch to continue development of FSAN products, if sufficient market demand does not develop. In such case, if Bosch ceases its development efforts, we will not achieve all the benefits intended by this Agreement.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Customer Risks (continued)

OUR RELATIONSHIP WITH BOSCH MAY NOT GENERATE SIGNIFICANT REVENUES. (CONTINUED)

If Bosch completes its development of FSAN products, we do not know whether such products will be competitive with products of other telecommunications equipment suppliers.

IF TELEPHONE COMPANIES DO NOT WIDELY DEPLOY OUR PRODUCTS IN THEIR LOCAL DISTRIBUTION NETWORKS, OUR PROJECTED REVENUES WILL BE REDUCED.

There is the possibility that telephone companies may not widely deploy all or part of our new product or future products in their local distribution networks. Regulatory delays may slow down competition in the local loop, which may delay the rollout of our next generation access products. For example, during 1997, SBC decided to discontinue the video portion of its trial in Texas. SBC attributed this to federal regulatory actions, which forced SBC to sell its services to competitors at prices below actual cost. Also, our new and future products must meet the industry standards established by Telcordia and must be compatible with the products of other telephone company suppliers, including our competitors.

Industry Risks

OUR PRODUCT WILL HAVE TO COMPETE WITH THOSE OF LARGER AND MORE FINANCIALLY STABLE COMPANIES IN OUR TARGET MARKET.

Even if our development results are successful, our competitors already are selling products to customers in the market we have targeted. Most of these competitors are larger than we are, and many are profitable. Our competitors may develop new competing technologies and products that are more attractive to customers than are our technologies and products. Also, our competitors may offer their products at materially lower prices or on favorable financing terms.

NEW PRODUCT ANNOUNCEMENTS MAY DELAY OR PREVENT SALES OF OUR PRODUCTS.

As we announce new products to better meet the changing requirements of customers, our customers may delay orders of existing products until the new products are available for shipment or until small volumes of new products are adequately field tested. Announcements by Lucent of its new digital loop carrier product, AnyMedia, had this adverse effect on sales of our FLX-2500 product, and the same could occur in the future with respect to our Pliant 3000 product we are developing.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Industry Risks (continued)

IF COMPETING TECHNOLOGIES THAT OFFER ALTERNATIVE SOLUTIONS TO OUR PLIANT 3000 PRODUCT ACHIEVE SIGNIFICANT ACCEPTANCE, THE DEMAND FOR OUR PRODUCT MAY NOT DEVELOP.

Technologies that compete with our Pliant 3000 access product may include other telecommunications-related wireline technologies, cable-based technologies, fixed wireless technologies and satellite technologies. If our potential customers choose these alternative technologies, our business, financial condition and results of operations could be harmed. Cable operators are currently deploying products that will be capable of delivering voice, high-speed data and video services over cable. Our technology may not be able to compete effectively against these technologies on price, performance or reliability.

IF WE DO NOT RESPOND QUICKLY TO CHANGING CUSTOMER NEEDS AND FREQUENT NEW PRODUCT INTRODUCTIONS BY OUR COMPETITORS, OUR PRODUCTS MAY BECOME OBSOLETE.

Our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing products and to develop and introduce new products that keep pace with:

o        the increased use of the Internet;

o        the growth in remote access by telecommuters;

o the increasingly diverse distribution sources for high quality digital video; and

o        other industry and technological trends.

We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. If we fail to timely and cost effectively develop new products that respond to new technologies and customer needs, the demand for our products may fall, and we could lose revenues.

Other Risks

OUR LIMITED BARGAINING POWER WITH CUSTOMERS AND VENDORS MAY NEGATIVELY IMPACT OUR NEW PRODUCT SALES AND GROSS MARGINS.

As fewer large, potential customers dominate our market, we may not have sufficient bargaining power to sell our products on favorable terms. If we succeed in expanding our sales, growth will place significant strain on our operational resources and systems. In some cases, we depend on single source suppliers. Delays in filling orders of our customers resulting from supplier delays may cause customer dissatisfaction.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Other Risks (continued)

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY NEGATIVELY IMPACT OUR FUTURE REVENUES.

Our patents and other proprietary rights may not prevent our competitors from developing non-infringing technology and products that are more attractive to customers than our technology and products. Our technology and products could be determined to infringe the patents or other proprietary rights of others. If this were to occur, we may not be able to generate future revenues.

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT PERSONNEL COULD NEGATIVELY IMPACT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT.

We began developing our Pliant 3000 product in 1998, and many challenges exist to complete the development. We will need to retain our current key engineers, as well as attract additional engineers who have hardware and software experience in digital loop carrier products. We are also managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing projects. There can be no assurance we will be successful in such effort.

The value of our stock options for management and employees may be reduced at times due to delisting to the OTCBB. This decline in our stock value would be caused by lower stock prices, lower trading volume, and other financial reasons. This could have a material adverse effect on our ability to recruit and retain key personnel unless we provide other recruiting and retention incentives, which will be expensive. If we fail to recruit and retain key employees, this would have a material adverse effect on our ability to implement our business plan, including our ability to develop and sell our Pliant 3000 access product.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

o the future development and sales opportunities for our Pliant 3000 product;

o        the future adoption of our planned products and services;

o        future revenue opportunities;

o        the establishment and future growth of our customer base;

o our ability to successfully develop and introduce our Pliant 3000 product;

o future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 1. BUSINESS (CONTINUED)

RISK FACTORS (CONTINUED)

Other Risks (continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS. (CONTINUED)

o        future sales and marketing efforts;

o        future capital needs;

o our ability to raise capital to repay our $115.0 million of convertible notes due May 15, 2001;

o        the future effectiveness of our intellectual property rights; and

o        the effect of any litigation in which we would become involved.

When we use words such as "believe," "expect," "anticipate" or similar words, we are making forward-looking statements.

You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this "Risk Factors" section and elsewhere in this Form 10-K.

We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in this "Risk Factors" section and elsewhere in this Form 10-K could materially and adversely affect our business, financial condition and operating results.

We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

ITEM 2. PROPERTIES

We lease approximately 109,000 square feet in an office park located outside of Research Triangle Park, North Carolina. Substantially all of our business operations are conducted at this facility. The lease had an original term, which began in April 1993 and ended in December 1998, with two three-year renewal options. In June 1998, we entered into a five-year sublease agreement for 19,300 square feet of our office space with Bosch. We renewed the facility lease on December 28, 1998 for a five-year term ending in December 2003. In August 1999, we exercised an option to lease additional space for the remainder of the lease term. Part of the additional space acquired was for sublease by Bosch. The total space subleased by Bosch is 25,400 square feet. We believe that the above-described facilities are suitable and adequate to meet our requirements.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material litigation.

We recently decided to discontinue negotiations for the restructuring of our 5% convertible subordinated notes due 2001. A Committee of Creditors, representing certain holders of these notes during the negotiations for the restructuring of our debt, has claimed that we are in default under the terms of the note. They claimed that we indirectly admitted our inability to pay our debts as they become due by delivering to the Committee a business plan that does not show us generating sufficient cash flow from operations between now and May 2001 to repay the notes in full. However, we are paying all of our obligations as they become due, including interest on the notes. We have a new product under development that we expect to generate revenue before the due date of the notes. We also have a business plan that we believe will enable us to raise additional capital before the due date of the notes to repay the notes in full. At December 31, 1999, we had $69.5 million to fund implementation of our business plan. We do not believe any default exists under the indenture for the notes, and we would vigorously defend against any action by the noteholders to have a default declared under the indenture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on Tuesday, December 7, 1999. At this meeting our stockholders voted on five proposals. These proposals are described below, along with the voting results.

PROPOSAL 1: ELECTION OF DIRECTORS

Our stockholders voted in favor of our nominees for two Class III directors to serve three-year terms which will expire at the 2002 annual meeting of stockholders. There was no solicitation in opposition to our nominees. The voting results are as follows:

                                    Votes For       Votes Against      Votes Abstaining

       Dr. Charles T. Lee          11,152,077             0                203,086
       Alan E. Negrin              11,154,552             0                200,611

The following table shows information about our current directors:

                                        FIRST
                                     YEAR ELECTED                     TERM
               NAME                  AS DIRECTOR       AGE           EXPIRES
               ----                  -----------       ---           -------
       Richard P. Clark                  1992           52             2001
       Dr. John R. Hutchins, III         1989           65             2000
       Dr. J. Richard Jones              1988           52             2001
       Dr. Charles T. Lee                1989           60             2002
       Alan E. Negrin                    1998           61             2002
       David E. Orr                      1997           48             2000

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

PROPOSAL 2: AMENDMENT TO OUR CERTIFICATE OF INCORPORATION TO CHANGE OUR NAME

Our stockholders approved an amendment to our Certificate of Incorporation to change the company name from BroadBand Technologies, Inc. to Pliant Systems, Inc. The voting results are as follows:

                                           Votes          Votes          Votes
                                            For          Against      Abstaining
       Votes to change
       corporate name                    11,124,367      182,002        48,794

PROPOSAL 3: AMENDMENT TO OUR CERTIFICATE OF INCORPORATION INCREASING THE NUMBER OF AUTHORIZED SHARES OF OUR COMMON STOCK

Our stockholders approved an amendment to increase the number of authorized shares of our common stock from 30 million to 65 million shares. The voting results are as follows:

                                           Votes          Votes          Votes
                                            For          Against      Abstaining
       Votes to increase number of
       shares of common stock            10,720,753      588,041        46,369


PROPOSAL 4: AMENDMENT TO OUR EQUITY COMPENSATION PLAN

Our stockholders approved an amendment to our Equity Compensation Plan increasing the number of shares of our common stock reserved for issuance under the plan by 650,000 shares. The voting results are as follows:

                                           Votes          Votes          Votes
                                            For          Against      Abstaining
       Votes to amend Equity
       Compensation Plan                 10,710,298      586,731        58,134

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

PROPOSAL 5: RATIFY OUR SELECTION OF INDEPENDENT AUDITORS

Our stockholders ratified our selection of Ernst & Young LLP to serve as our auditors for the year ended December 31, 1999. The voting results are as follows:


                                           Votes          Votes         Votes
                                            For          Against     Abstaining
       Votes to ratify independent
       auditors                          11,278,962       37,515        38,686


EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected annually and serve at the pleasure of the Board of Directors. Our current executive officers are:

NAME                              OFFICE                                                OFFICER SINCE      AGE
David E. Orr                      President, Chief Executive Officer and                1997               48
                                  Director
Dr. John R. Hutchins, III         Chairman of the Board and Director                    1988               65
Dr. J. Richard Jones              Executive Vice President, Assistant Secretary and     1988               52
                                  Director
John T. Autrey                    Vice President, Chief Financial Officer, Secretary    1998               49
                                  and Treasurer
Julia S. LaColle                  Assistant Treasurer                                   1998               50

As of the end of 1999, the following people held these positions:

NAME                              OFFICE                                                 OFFICER SINCE     AGE
Leonard D. Hayes                  Vice President of Operations                           1997              49
David J. McLean                   Vice President of Engineering                          1998              39
Craig M. Swinn                    Vice President of Sales and Marketing                  1998              49
Loretta M. Woodall                Vice President of Human Resources                      1998              49

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Mr. Autrey began with Pliant Systems as an interim Chief Financial Officer while a partner with Tatum CFO Partners, LLP and became Vice President and Chief Financial Officer in November 1998. Mr. Autrey was elected Secretary and Treasurer in May 1999. He was previously employed from 1997 to

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS (CONTINUED)

1998 as a partner with Tatum CFO, LLP, serving as an interim CFO with several small to midsize companies. From 1988 to 1996, he was employed as Vice President of Finance and Administration at a subsidiary of IKON Office Solutions.

Mr. Clark was the President and Chief Executive Officer of M/A-COM, Inc. (a wholly owned subsidiary of AMP, Incorporated, a supplier of connectors for electronic products) from July 1995 until his retirement in 1999. He was also Vice President of Global Wireless Products Group of AMP, Incorporated during the same period. From July 1989 to July 1995, Mr. Clark was the Associate Director of Corporate Development of AMP Incorporated.

Mr. Hayes joined Pliant Systems in March 1992 as Director of Materials. From March 1997, Mr. Hayes has served as Vice President of Operations and is responsible for all manufacturing and procurement functions, including contract negotiations and administration. In his 23 years in materials and manufacturing operations, he has held executive positions responsible for materials, logistics and manufacturing at Commodore International Ltd., where he was responsible for worldwide activities in support of a $1.1 billion revenue stream, and senior management positions in materials and operations at Data General Corporation.

Dr. Hutchins is a founder of Pliant Systems and has served as its Chairman of the Board (except for a period during 1997 and 1998 during which he was Chairman Emeritus) and Director since its formation in July 1988. Except for a period during 1990 and 1991, he also served as company Treasurer and Secretary until November 1992. Before July 1988, Dr. Hutchins was Executive Vice President at Siecor Corporation, which he joined in September 1985. Before joining Siecor, Dr. Hutchins served as Senior Vice President, Vice President and Director of Research and Development at Corning Incorporated for 12 of his 25 years there. Since March 1, 1991, we have employed Dr. Hutchins on a part-time basis. On February 1, 1998, Dr. Hutchins replaced Mr. Bhatia as Chairman of the Board of Directors.

Dr. Jones is a founder of Pliant Systems and has served as Executive Vice President and a Director since its formation in July 1988. He is our Chief Technical Officer and is responsible for overseeing the development of advanced technology. From February 1987 until July 1988, he worked for Siecor Corporation, where he held the position of Director of Broadband Development. Before February 1987, Dr. Jones held management and development-oriented positions at FiberLAN, Inc. (a Siecor-BellSouth joint venture), Siecor Corporation, Harris Corporation (a manufacturer of communications systems for military and industrial markets) and Bell Laboratories.

Dr. Lee is the Chairman and founder of Charles Lee Enterprise, an information industry business development firm with a specialty in Asia/Pacific alliances since 1989. He was General Partner of Abacus Ventures, a venture capital investment company, from 1985 to 1997.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS (CONTINUED)

Mr. McLean joined Pliant Systems in October 1996 as Director of Broadband Programs. In June 1997, he was named Vice President of Technical Services. On March 2, 1998, Mr. McLean was appointed Vice President of Engineering. He is responsible for introducing our Pliant 3000 access product as well as maintaining responsibility for Technical Services. From 1981 to 1996, he held several senior management positions in marketing, development and manufacturing at IBM Corporation.

Mr. Negrin is a telecommunications industry consultant. He previously founded and was CEO of E/O Networks in 1993 and co-founded Optilink Corporation, where he was Executive Vice President.

Mr. Orr has served as President, Chief Executive Officer and Director since he joined Pliant Systems in April 1997. From August 1991 until joining Pliant, he was employed at Alcatel Network Systems, Inc. as President and Chief Executive Officer. At Alcatel Network Systems, which designs, manufactures and markets a full line of telecommunication systems products for the transport and management of voice, data and image traffic, he was responsible for operations in Raleigh and Clinton, North Carolina; Longview, Texas; Nogales, Mexico; Georgetown, Canada; and San Jose, California. Before joining Alcatel, he was Vice President and General Manager of Rockwell International's Network Transmission Systems Division. He held various management positions at Rockwell after joining that company in 1985. Before joining Rockwell, he held various positions with GTE including Network Director for General Telephone Company of Wisconsin.

Mr. Swinn, who joined Pliant Systems in October 1998, is responsible for marketing and sales of our new access product. With more than 26 years of domestic and international telecommunications experience, he has worked for organizations such as DSC, Alcatel, Seimens, Northern Telecom and Commonwealth Telephone Enterprises. His assignments included engineering, project management, network planning and customer service as well as marketing and sales for access products.

Ms. Woodall joined Pliant Systems in April 1995 and was appointed to her current position in July 1998. She is responsible for directing the compensation, benefit and recruiting programs as well as organization and career development, change management and employee relations. Ms. Woodall has 25 years of human resource experience in such diverse industries as pharmaceuticals, financial services and manufacturing. She has held leadership positions in human resources with CIGNA Corporation and Smithkline Beecham Corporation and has also done consulting work with several companies, including Glaxo Wellcome, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We believe that all of our executive officers, directors and all other persons we know to be subject to Section 16 of the Securities Exchange Act of 1934, filed all reports required to be filed during 1999 under Section 16(a) of that Act on a timely basis. Our belief is based solely on our review of Forms 3, 4 and 5 and attached amendments furnished to us for our most recent fiscal year by persons known to be subject to Section 16.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

Our common stock, $.01 par value, is traded in the over-the-counter market and is quoted on the Over The Counter Bulletin Board under the symbol "PLNS," formerly "BBTK." Before February 12, 1999, we were quoted on the Nasdaq National Market System under the symbol "BBTK." The following tables show the high and low daily bid prices for each quarter during the past two fiscal years as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

1999                                        LOW           HIGH
----                                        ---           ----
First Quarter                              $1.06       $  4.13
Second Quarter                              1.50          3.09
Third Quarter                               1.84          2.75
Fourth Quarter                              1.81         16.06

1998                                        LOW           HIGH
----                                        ---           ----
First Quarter                              $3.75         $8.25
Second Quarter                              4.12          9.12
Third Quarter                               2.12          5.18
Fourth Quarter                              1.19          4.94

We have not declared or paid any cash dividends, and we have no present intention of declaring a cash dividend.

As of March 23, 2000, there were approximately 9,000 holders of record and beneficiary stockholders of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of our statements of operations and balance sheets for the five years ended December 31, 1999. You should read this summary in conjunction with our financial statements and their footnotes in Part II, Item 8 of this report. All amounts, except per share amounts, are presented in thousands. We have not declared or paid cash dividends in any of the years presented.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
(In thousands, except per share data)

-----------------------------------------------------------------------------------------------------------
                                                1999         1998         1997        1996         1995
-----------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues
  Product sales & contract revenues         $  24,350    $   8,276    $  15,012    $  23,144    $  22,705
  Services revenue                              7,332        3,341         --           --           --
  Nonrefundable prepayment revenue              2,300       10,700         --           --           --
  Technology transfer & license agreement        --         17,000         --           --           --
                                           ----------------------------------------------------------------
Net revenues                                $  33,982    $  39,317    $  15,012    $  23,144    $  22,705

Costs & expenses
   Cost of sales                            $  21,719    $   7,105    $  12,297    $  21,744    $  23,917
   Research & development                      21,506       18,747       28,062       22,785       19,434
   Selling, general & administrative           12,348       14,623       13,725       11,648       11,627
   Restructuring costs                           --          2,578         --           --           --
   Performance fees & obsolete equipment         --           --          1,841         --           --
                                           ----------------------------------------------------------------
Total costs & expenses                      $  55,573    $  43,053    $  55,925    $  56,177    $  54,978

Operating loss                                (21,591)      (3,736)     (40,913)     (33,033)     (32,273)
Interest income (expense)                      (2,528)         127        1,092        2,014        4,371
Other income (expense)                         (2,320)         848         --           --           --
                                           ----------------------------------------------------------------
Net loss                                    $ (26,439)   $  (2,761)   $ (39,821)   $ (31,019)   $ (27,902)
                                           ================================================================

Average common shares outstanding              13,456       13,411       13,278       13,200       13,092
                                           ================================================================

Loss per share                              $   (1.96)   $   (0.21)   $   (3.00)   $   (2.35)   $   (2.13)
                                           ================================================================

BALANCE SHEET DATA (DECEMBER 31)
Cash, cash equivalents & investments,
  including restricted cash                 $  69,484    $ 106,030    $ 117,152    $ 148,758    $  65,351
Total assets                                   89,612      124,608      135,918      171,347       85,958


Long-term debt                                115,000      115,000      115,000      115,000           43
Total stockholders' (deficit) equity        $ (45,971)   $ (12,878)   $ (10,461)   $  28,901    $  58,868
                                           ================================================================

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Our net revenues in 1999 were $34.0 million, compared to $39.3 million in 1998 and $15.0 million in 1997. Our revenues for 1999 included $2.3 million from one-time nonrefundable prepayments we received in prior years. In 1998, we recognized $27.7 million of revenue for the following one-time items: a) $10.7 million earned from nonrefundable prepayments we received in prior years; b) $5.0 million from the settlement of patent litigation and a license agreement with Next Level Communications; and c) $12.0 million for the cross transfer of intellectual property relating to our Alliance with Bosch Telecom GmbH and Bosch Telecom, Inc.

Our product sales and contract revenues increased to $24.4 million in 1999 from $8.3 million in 1998. Our contract manufacturing for Lucent generated $13.9 million of this $16.1 million increase. This contract manufacturing was completed in 1999, with some residual revenue received in early 2000. In 1999, we had $3.9 million of revenue from sales of our FLX-2500 product and our first generation product, the FLX-1100, compared to $8.3 million in 1998 and $15.0 million in 1997 from sales of these products. The decline in these older product sales reflects reduced demand for the FLX-2500, which is dependent upon sales of Lucent's Switched Digital Broadband Access System (SDBAS). Lucent no longer markets the SDBAS.

We no longer devote resources to actively market our FLX platform products. We do not expect significant future revenues from these products. We have received little revenue from our 1998 Alliance with Bosch, and we do not know whether we will receive future revenues from the FSAN products Bosch is developing. (See
Item 1, Business: Recent Developments; and Risk Factors.)

We expect that we will not have initial revenues from our Pliant 3000, our new access product announced in December 1999, until the third quarter of 2000. We anticipate that we will not receive substantial revenues from our Pliant 3000 access product until after we complete and demonstrate to customers the second and third releases of that product. We plan to introduce the second release of that product in the fourth quarter of 2000. We expect to introduce the third release of our Pliant 3000 access product during the third quarter of 2001.

The revenue we earn from providing services increased to $7.3 million in 1999 compared to $3.3 million in 1998. We provide development services to Lucent in connection with our 1998 agreements with Lucent. We had no services revenue before 1998. (See Item 1, Business: Recent Developments - Changes to Lucent Manufacturing Agreement and Research and Development Agreement; and Bosch Telecom Sells its Public Networks Product Group to Marconi p.l.c.)

COST OF SALES AND GROSS MARGIN

Our cost of sales for 1999 was $21.7 million, compared to $7.1 million in 1998 and $12.3 million in 1997. Our costs for 1999 were higher than in 1998 because a large part of our 1999 sales was contract

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES AND GROSS MARGIN (CONTINUED)

manufacturing sales for Lucent, and costs for these sales were higher than for our other products and services. In 1998, our costs decreased from 1997 due to the reduction in sales of our FLX platform products. Lucent development services costs were $3.0 million in 1999 and $1.5 million in 1998.

Excluding the one-time revenues of $2.3 million in 1999 and $27.7 million in 1998, our gross margin as a percent of revenues was 31% in 1999, compared to 39% in 1998 and 18% in 1997. Our gross margins for 1999 were lower than during 1998 because of lower margins for the contract manufacturing revenues in 1999. Our gross margins for 1998 were higher than during 1997 because of higher margins for the services revenue from our development and manufacturing agreements with Lucent. Our margins also increased because lower product sales meant that we could reduce our warranty reserves. Our gross margin improvement in 1998 would have been higher except that we established an inventory reserve for most of our FLX-2500 inventory related to Lucent's SDBAS product.

We expect that price competition will have an adverse impact on our gross margins. If we fail to meet our cost reduction goals on our Pliant 3000 access product, our profitability will be adversely affected. We expect that margins will fluctuate because we cannot predict the timing of shipments of our older products and our Pliant 3000 access product that is under development, and because during 2000 a larger portion of our revenue will be derived from services for Lucent. (See Item 1, Business: Risk Factors.)

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses for 1999 were $21.5 million, compared to $18.7 million in 1998 and $28.1 million in 1997. The increase in 1999 was due to expenditures for developing our Pliant 3000 access product, including for increased personnel, contractors and building prototypes. Our research and development expenses decreased in 1998 because we transferred 44 engineering employees to Bosch during the second quarter of 1998. In 1998, we also redirected our engineering resources to the initial development of our Pliant 3000 access product. (See Item 1, Business.)

We anticipate that our research and development expenses will increase in 2000 as we continue to develop our new product. A tight labor market in the Research Triangle Park area of North Carolina and extremely competitive engineering salaries for our development staff are likely to increase our research and development expenses. (See Item 1, Business: Recent Developments; and Risk Factors.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses for 1999 were $12.3 million, compared to $14.6 million in 1998 and $13.7 million in 1997. These expenses include salaries, benefits and related expenses for personnel engaged in direct marketing, sales and field service support. They also include executive and administrative personnel, professional fees and other general corporate expenses. Our 1999 expenses

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

decreased primarily because our legal fees and payroll costs decreased. Our expenses for purchased services, however, increased. Selling and marketing expenses began to increase in the second half of 1999 and will continue to increase during 2000 as we reestablish a sales force and launch our Pliant 3000 access product.

Our expenses increased in 1998 compared to 1997 primarily because our legal expenses increased as a result of settlement of our patent infringement lawsuit against Next Level Communications, L.P. and General Instrument Corporation during the second quarter of 1998. This increase would have been higher, except that we spent less to sell our FLX-2500 product.

RESTRUCTURING COSTS

We determined in 1998 that a restructuring charge of $2.6 million was required to cover the cost of implementing our corporate strategy. This amount includes charges of $0.7 million for FLX-2500 inventory reserves, a write-off of $0.6 million for lab and computer equipment, as well as $1.2 million for employee transfer and severance expenses and $0.1 million of other costs. (See Item 1,
Business: Recent Developments.)

OTHER INCOME AND (EXPENSE)

In 1999, our interest expense was $2.5 million higher than our interest income from investments. In 1998, our interest income was higher than our interest expense by $0.1 million. In 1997, our interest income was $1.1 million higher than our interest expense. Interest income is earned on cash, cash equivalents and both short- and long-term investment balances. Our interest income decreased in 1999 and 1998 because we had less cash to invest and because short-term and long-term interest rates were lower. Our interest expense in 1999, 1998 and 1997 was the result of interest on the $115.0 million of 5% convertible notes that we issued in May 1996. Interest expense will continue to exceed interest income in 2000 because we will use our cash and investments to develop and market our Pliant 3000 access product. (See Item 1, Business: Recent Developments.)

We incurred $2.3 million of legal and financial advisory fees during 1999 in connection with our efforts to restructure $115.0 million of our 5% convertible subordinated notes due in May 2001. We initially deferred these expenses, but they were charged to other expense when we discontinued negotiations with our note holders. In 1998, we had a $0.7 million gain on the sale of equipment to Bosch. (See Item 1, Business: Recent Developments; and Risk Factors.)

NET LOSS

During 1999, we lost $26.4 million or $1.96 per share, compared to a net loss of $2.8 million or $0.21 per share in 1998 and $39.8 million or $3.00 per share in 1997. Our 1999 net loss was worse than our

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET LOSS (CONTINUED)

1998 net loss because of several favorable, one-time items in 1998 and our increased research and development expenses in 1999. Our 1998 net loss included $27.7 million of one-time revenue and a $2.5 million reduction to our warranty reserve, which were partially offset by a reserve for FLX-2500 inventory and a restructuring charge. After adjusting for one-time items, our net loss decreased in 1999 compared to 1998. This decrease in 1999 was due primarily to an increase in services revenue from our Lucent agreements. Our 1997 net loss included $1.9 million in performance fees and obsolete equipment. If these one-time items are excluded, we would have lost $31.5 million or $2.35 per share during 1998, compared to $37.9 million or $2.86 per share for 1997. The decrease in our loss, after adjustment for one-time items for 1998, compared to 1997 was due primarily to lower research and development expenses.

Our operating results continue to reflect a lack of demand for our older products and the expenses for developing our new Pliant 3000 access product. We have been implementing our business strategy announced in early 1998 for six full quarters and we expect to incur substantial losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At the end of 1999, we had $69.5 million of cash and cash equivalents, short-term investments and long-term investments, compared to $106.0 million at the end of 1998 and $117.2 million at the end of 1997. These amounts include our restricted cash as described below. Restricted cash is cash that we cannot withdraw or use without restrictions and is not available to fund our general operations.

Our cash and investment assets decreased by $36.5 million in 1999. Our net loss of $26.4 million during 1999, which was partially offset by $5.5 million of depreciation, amortization and other non-cash charges, represented most of the cash we used. We acquired $4.3 million of test equipment and software to support development of our Pliant 3000 access product, which also contributed to the $36.5 million decrease in cash. We paid $7.3 million to settle equity put options. We also paid $4.0 million into a secular trust for our chief executive officer.

Our cash assets decreased by $11.1 million in 1998 primarily because we used $8.9 million of cash for operations. Our cash used for operations during 1998 was only $8.9 million primarily because we received $15.0 million of one-time payments from Bosch and Next Level Communications. Purchases of $2.4 million of test equipment and software also contributed to the $11.1 million reduction in cash.

Our cash included restricted cash of $1.1 million at the end of 1999, $11.4 million at the end of 1998 and $13.0 million at the end of 1997. Our 1999 restricted cash balance consisted of $1.0 million for an outstanding standby letter of credit and $50,000 on deposit with our primary bank for a corporate procurement card. Our 1998 restricted cash balance consisted of $0.2 million for a corporate procurement card, $4.1 million associated with executive compensation for our chief executive officer and $7.1 million associated with the equity put option agreement entered into in April 1997.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The details of these restricted cash balances are more fully described in Note 4 (Employment Agreement and Restricted Cash) to our audited financial statements. The 1997 restricted cash balance consisted of $3.0 million for an outstanding letter of credit, $4.1 million associated with executive compensation of our chief executive officer and $6.0 million associated with an equity put option.

Note 4 (Employment Agreement and Restricted Cash) to our audited financial statements describes the $7.1 million of restricted cash in 1998 associated with the equity put option agreement. When the market value of our common stock declined below the put option price of $9.11, we were required to reflect the difference as restricted cash on our balance sheet. In March and April 1999, we paid $7.3 million in a series of payments to settle the put options. These payments were recorded as a reduction of paid-in capital. We have no further obligations under the option agreement.

Based on our current projections of operations, we expect that cash, cash equivalents and investments at December 31, 1999, along with cash we will receive from our development service contract with Lucent, will be adequate to fund our operating requirements and property and equipment expenditures in 2000. Sales of our older products and our new Pliant 3000 access product will not generate significant cash in 2000.

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Interest is payable on May 15 and November 15 of each year. Additional information about our convertible subordinated notes is described in Note 8 (Long-Term Debt) to our audited financial statements. We are current on all interest payments, and we anticipate making interest payments in the future.

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. Our financial advisor, CIBC Oppenheimer Corp., assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we began substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt restructuring transaction at that time. Implementing a debt restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments, and/or other adverse consequences. We may consider such a transaction after we begin selling our new Pliant 3000 access product.

We expect that additional equity and/or debt financing will be required to repay the $115.0 million of notes when they become due on May 15, 2001. Failure to pay principal and interest when due would have a material adverse effect on our company. If our business strategy fails to generate investor confidence in our ability to earn future revenue and minimize our losses, we will be unable to obtain the additional financing needed to repay the notes when due. Also, we may be unable to obtain such financing on favorable terms.

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

We did not experience any material disruptions in our operations or activities as a result of the so-called "Y2K Problem." Nor did we incur material expenses in correcting perceived or suspected Y2K problems. In addition, we are not aware that any of our suppliers, customers or partners have experienced any material disruptions in their operations or activities. We do not expect to encounter any significant Y2K problems in the foreseeable future, although we continue to monitor our computer operations for signs or indications of a problem.

It is possible, however, that if Y2K problems are incurred by our suppliers, customers or partners, these problems could have a negative impact on our future operations and financial performance. We have not been able to specifically identify any problems among our suppliers, customers or partners. Furthermore, the Y2K Problem may impact other entities with which we transact business, and we cannot predict the effect of Y2K problems on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

The following table provides information about our financial instruments, primarily investments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Our investments are classified as both short- and long-term investments. All short-term investments are scheduled to mature within 12 months after December 31, 1999. Our long-term investments are scheduled to mature in 2001.

                             EXPECTED MATURITY DATES

                                                                                                                   Fair Value
(dollars in 000's)                   2000           2001          2002          2003       2004        Total        12/31/99
------------------------------    -----------   ------------   -----------   ---------- ---------- ------------- --------------
ASSETS:
Short-term investments             $ 21,656        $     --         --            --         --      $ 21,656      $ 21,656
Long-term investments                    --           5,296         --            --         --         5,296         5,296
Average interest rate                   5.6%            6.3%

LIABILITIES:
Long-term debt                           --         115,000         --            --         --       115,000        59,000

Average interest rate                                   5.0%

QUALITATIVE DISCLOSURES

Our investments are held for non-trading purposes and are subject to market risk for interest rates. We maintain our short- and long-term investments principally in U.S. Treasury obligations and commercial

                              PLIANT SYSTEMS, INC.

                                  ANNUAL REPORT

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

QUALITATIVE DISCLOSURES (CONTINUED)

paper with various financial institutions. These institutions are located in different areas of the United States and our policy is designed to limit exposure to any one institution, as well as credit and maturity risks. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy. While we cannot predict or manage future interest rates, we evaluate our investment positions on an ongoing basis.

The long-term debt, which accrues interest at a fixed rate of 5%, is subject to market risk for interest rates. The 5% fixed rate may no longer approximate current market prices for such instruments.

                              PLIANT SYSTEMS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



              PLIANT SYSTEMS, INC. - INDEX TO FINANCIAL STATEMENTS



A.  Financial Statements

      Report of Independent Auditors .........................................41

      Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997 .......................................42

      Balance Sheets as of December 31, 1999 and 1998......................43-44

      Statements of Stockholders' Equity (Deficit) for the years ended
      December 31, 1999, 1998 and 1997 .......................................45

      Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997........................................46

      Notes to Financial Statements .......................................47-60

B.  Supplemental Financial Information - Unaudited............................61

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Pliant Systems, Inc.


We have audited the accompanying balance sheets of Pliant Systems, Inc. (formerly BroadBand Technologies, Inc.) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our auditors also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pliant Systems, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


January 21, 2000
Raleigh, North Carolina

                              PLIANT SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS


                                                                                          YEAR ENDED DECEMBER 31
                                                                              1999              1998                1997
                                                                         -----------------------------------------------------
Revenues:
   Product sales and contract revenues                                   $ 24,350,110        $ 8,276,105       $  15,012,117
   Services revenue                                                         7,332,397          3,340,985                   -
   Nonrefundable prepayment revenue (NOTE 2)                                2,300,000         10,700,000                   -
   Technology transfer & license agreement (NOTES 3 AND 9)                          -         17,000,000                   -
                                                                         -----------------------------------------------------
   Net revenues                                                            33,982,507         39,317,090          15,012,117

Costs and expenses:
   Cost of sales                                                           21,719,580          7,105,515          12,296,689
   Research and development                                                21,506,518         18,746,581          28,062,349
   Selling, general and administrative                                     12,347,879         14,623,444          13,725,044
   Restructuring costs (NOTE 3)                                                     -          2,577,678                   -
   Performance fees and obsolete equipment                                          -                  -           1,841,258
                                                                         -----------------------------------------------------
   Toal costs and expenses                                                 55,573,977         43,053,218          55,925,340
                                                                         -----------------------------------------------------

Loss from operations                                                      (21,591,470)        (3,736,128)        (40,913,223)

Other income (expense):
   Interest expense                                                        (6,495,643)        (6,500,563)         (6,508,486)
   Interest income                                                          3,967,949          6,627,467           7,600,754
   Other income (expense) (NOTES 3 AND 8)                                  (2,320,053)           848,513                   -
                                                                         -----------------------------------------------------
Net loss                                                                 $(26,439,217)       $(2,760,711)      $ (39,820,955)
                                                                         =====================================================
Net loss per share                                                       $      (1.96)       $      (.21)      $       (3.00)
                                                                         =====================================================
Average number of shares used in per share calculations                    13,456,206         13,411,208          13,277,735
                                                                         =====================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                                  DECEMBER 31
                                                                             1999                 1998
                                                                     --------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $ 41,481,289         $ 45,403,692
    Restricted cash (NOTE 4)                                              1,050,000            7,283,500
    Short-term investments (NOTE 5)                                      21,655,887           48,787,993
    Accounts receivable, trade, less allowances of
         $148,000 in 1999 and $250,879 in 1998                            8,284,549            5,638,024
    Account receivable, other (NOTE 3)                                            -            2,000,000
    Inventories (NOTE 6)                                                  1,578,157            1,861,372
    Prepaid and other current assets                                        798,035            1,210,778
                                                                     --------------------------------------
Total current assets                                                     74,847,917          112,185,359

Long-term investments (NOTE 5)                                            5,296,678              408,780
Restricted cash (NOTE 4)                                                         --            4,146,563

Furniture, fixtures and equipment:
    Equipment                                                            16,240,184           14,626,531
    Software                                                              5,554,299            4,804,929
    Furniture and fixtures                                                  728,341              723,411
    Leasehold improvements                                                1,377,899            1,316,276
                                                                     --------------------------------------
                                                                         23,900,723           21,471,147
Accumulated depreciation and amortization                               (17,891,388)         (15,381,974)
                                                                     --------------------------------------
Net furniture, fixtures and equipment                                     6,009,335            6,089,173

Deferred debt issuance costs, net of accumulated amortization of
   $2,707,213 in 1999 and $1,959,713 in 1998 (NOTE 8)                     1,030,287            1,777,787
Other noncurrent assets (NOTE 4)                                          2,427,580                   --

                                                                     --------------------------------------
Total assets                                                           $ 89,611,797         $124,607,662
                                                                     ======================================

                              PLIANT SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                                              DECEMBER 31
                                                                                        1999              1998
                                                                                 ------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                $   7,738,270     $   3,244,472
   Accrued expenses                                                                    5,570,599         5,912,028
   Deferred revenue (NOTE 2)                                                           6,442,623         5,659,015
   Deposits                                                                                   --         3,245,072
   Accrued warranty reserve                                                              830,852           724,851
                                                                                 ------------------------------------
Total current liabilities                                                             20,582,344        18,785,438

Long-term liabilities:
   Convertible debt (NOTE 8)                                                         115,000,000       115,000,000
   Deferred compensation (NOTE 4)                                                             --         1,400,000
   Other  liabilities (NOTE 2)                                                                --         2,300,000
                                                                                 ------------------------------------
Total long-term liabilities                                                          115,000,000       118,700,000

Commitments (NOTES 4, 7 AND 9)                                                                --                --

Stockholders' deficit:
   Series A preferred stock, $ .01 par value; 100,000 shares authorized;
      no shares issued and outstanding                                                        --                --
   Convertible preferred stock, $.01 par value; 7,500,000 shares authorized;
     no shares issued and outstanding                                                         --                --
   Common stock, $.01 par value; 65,000,000 shares in 1999 and 30,000,000 shares in 1998 authorized; 13,605,073 and 13,436,686 shares
     outstanding (NOTE 13)                                                               136,051           134,367
    Additional paid-in capital                                                       156,573,170       163,428,408
    Deferred compensation  (NOTE 4)                                                     (450,000)         (650,000)
    Accumulated deficit                                                             (202,229,768)     (175,790,551)
                                                                                 ------------------------------------
Total stockholders' deficit                                                          (45,970,547)      (12,877,776)
                                                                                 ------------------------------------
Total liabilities and stockholders' deficit                                        $  89,611,797     $ 124,607,662
                                                                                 ====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                    COMMON       ADDITIONAL
                                                     STOCK        PAID-IN        DEFERRED       ACCUMULATED
                                                   PAR VALUE      CAPITAL      COMPENSATION      DEFICIT          TOTAL
                                                ----------------------------------------------------------------------------

 Balance at December 31, 1996                    $   132,495    $161,977,629    $        --   $(133,208,885)  $ 28,901,239
   Exercise of stock options for 25,097 shares           251          73,840             --              --         74,091
   Issuance of 25,635 shares for 401(k) Plan             256         234,612             --              --        234,868
   Restricted stock grant, 80,000 shares                 800         999,200     (1,000,000)             --              -
   Amortization of restricted stock grant                 --              --        150,000              --        150,000
   Net loss for the year                                  --              --             --     (39,820,955)   (39,820,955)
                                                ----------------------------------------------------------------------------
Balance at December 31, 1997                         133,802     163,285,281       (850,000)   (173,029,840)   (10,460,757)
   Exercise of stock options for 26,900 shares           269           6,621             --              --          6,890
   Issuance of  28,912 shares for 401(k) Plan            289         126,320             --              --        126,609
   Restricted stock grant, 1,892 shares                   19          27,033             --              --         27,052
   Amortization of restricted stock grant                 --               -        200,000              --        200,000
   Restricted stock surrendered                          (12)        (16,847)            --              --        (16,859)
   Net loss for the year                                  --               -             --      (2,760,711)    (2,760,711)
                                                ----------------------------------------------------------------------------
Balance at December 31, 1998                         134,367     163,428,408       (650,000)   (175,790,551)   (12,877,776)
   Exercise of stock options for 120,500
        shares                                         1,205         383,198             --              --        384,403
   Issuance of 47,918 shares for 401(k) plan             479         107,934             --              --        108,413
   Amortization of restricted stock grant                 --              --        200,000              --        200,000
   Settlement of put option                               --      (7,346,370)            --              --     (7,346,370)
   Net loss for the year                                  --              --             --     (26,439,217)   (26,439,217)
                                                ----------------------------------------------------------------------------
Balance at December 31, 1999                    $    136,051    $156,573,170    $  (450,000)  $(202,229,768)  $(45,970,547)
                                                ============================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31
                                                                        1999               1998                1997
                                                               ---------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $(26,439,217)      $ (2,760,711)       $(39,820,955)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                      3,048,431          3,295,953           4,486,273
     Amortization of debt issuance costs                                 747,500            747,500             747,500
     Amortization of deferred compensation                               800,000            800,000             600,000
     Amortization of restricted stock grant                              200,000            200,000             150,000
     (Decrease) increase in inventory reserve                           (119,211)           644,415             204,742
     Loss on disposal of equipment                                       752,342          2,118,495             850,518
Changes in operating assets and liabilities:
      Accounts receivable, trade and others, net                        (646,525)        (5,266,891)          3,913,084
      Inventories                                                        402,426            708,574          (1,886,196)
      Prepaid and other current assets                                   412,743            335,686            (592,176)
      Accounts payable and accrued expenses                            4,152,369            612,688          (1,834,782)
      Deferred revenue                                                   783,608          4,628,015          (3,844,000)
      Deposits                                                        (3,245,072)       (13,018,062)         10,004,818
      Accrued warranty reserve                                           106,001         (4,215,576)           (993,600)
      Other long term liabilities                                     (2,300,000)         2,300,000                  --
                                                                --------------------------------------------------------
Net cash used in operating activities                                (21,344,605)        (8,869,914)        (28,014,774)

INVESTING ACTIVITIES
Acquisition of furniture, fixtures & equipment                        (3,720,935)        (2,395,516)         (3,899,820)
Acquisition of product software                                         (627,580)                --                   -
Net decrease (increase) in investments                                22,244,208          7,458,557         (15,570,400)
                                                                --------------------------------------------------------
Net cash provided by (used in) investing activities                   17,895,693          5,063,041         (19,470,220)

FINANCING ACTIVITIES
Issuance of common stock                                                 492,816            143,692             308,959
Cash payment to secular trust                                         (4,000,000)                --                  --
Settlement of put option                                              (7,346,370)                --                  --
Net decrease (increase) in restricted cash                            10,380,063          1,602,744         (12,581,765)
                                                                --------------------------------------------------------
Net cash (used in) provided by financing activities                     (473,491)         1,746,436         (12,272,806)
                                                                --------------------------------------------------------
Decrease in cash & cash equivalents                                   (3,922,403)        (2,060,437)        (59,757,800)
Cash and cash equivalents at beginning of year                        45,403,692         47,464,129         107,221,929
                                                                --------------------------------------------------------
Cash and cash equivalents at end of year                            $ 41,481,289       $ 45,403,692       $  47,464,129
                                                                ========================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                              $  5,750,442       $  5,753,063       $   5,750,058
                                                                ========================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

BUSINESS DESCRIPTION

The Company is engaged principally in the design, engineering, manufacturing and marketing of a sophisticated electronics and software platform for operators of local exchange telephone networks in the United States. The Company's product platform addresses the access portion of the telephone network and has enabled operators of these local exchange telephone networks to transmit voice, video and data over fiber optics and copper wire in order to provide a wide array of services, including voice and private line and data service.

In 1998, the Company developed and implemented a new strategy that focused on the network access markets while leveraging its advanced technologies. The Company's new strategic plan resulted in executing several new agreements with Lucent Technologies, Inc. ("Lucent") (see Note 2) and a strategic alliance with Bosch Telecom GmbH and Bosch Telecom, Inc. ("Bosch") (see Note 3). These agreements resulted in several one-time revenues and cash payments to the Company, product development revenues and recognition of certain nonrefundable deposits as revenue in 1999 and 1998.

In August 1998, the Company began development of a next generation access product to address the new trends in the network access market. During 2000, the Company expects to complete final system testing of the first release of its new product in the first quarter, with field trials scheduled for early second quarter and shipments commencing in the third quarter. The Company currently derives most of its revenue from contract manufacturing and development projects. To reflect the Company's new strategic direction and product focus, on December 7, 1999, the Company's shareholders approved changing the Company's name from BroadBand Technologies, Inc. to Pliant Systems, Inc.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, U.S. Treasury obligations and commercial paper.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 1999 and 1998, the Company had no investments that qualified as trading or available for sale.

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

REVENUE RECOGNITION

Generally, revenue is recognized when products are shipped. Revenue related to the Lucent Research and Development Agreement and related project letters are recognized on the percentage of completion method of accounting. Percentage of completion under the contract is measured principally by the percentage of costs incurred to date, to the estimated total project costs.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (see Note 14).

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

LOSS PER SHARE

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted earnings per share for all periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of this Statement is not expected to have a significant effect on earnings or the financial position of the Company.

2.  LUCENT TECHNOLOGY, INC. RELATIONSHIP

On February 4, 1998, the Company entered into several agreements with Lucent that establish a new nonexclusive relationship which replaces the exclusive relationship between the Company and Lucent entered into in 1995 with respect to the Switched Digital Broadband Access Systems (SDBAS) joint product. The long-term agreements with Lucent included a $21.0 million research and development contract, an original equipment manufacturing agreement, an intellectual property license, a contract manufacturing agreement and other consideration related to the resolution of outstanding contracts. One of the agreements, a Research and Development Agreement (the "R&D Agreement") provided for the

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

2. LUCENT TECHNOLOGY, INC. RELATIONSHIP (CONTINUED)

Company to develop products for Lucent's new AnyMedia digital loop carrier product. Under the R&D Agreement, the Company and Lucent identified and agreed to specific development projects worth approximately $17.3 million out of the total $21.0 million.

In March 1999, the Company and Lucent agreed upon a Product Letter related to the Company's manufacturing agreement with Lucent which details the product specifications, pricing and other terms and conditions of the product the Company will manufacture for a Lucent customer. In August 1999, Lucent informed the Company that it was canceling the Product Letter due to decreased demand for the manufactured product. Final shipments occurred during the fourth quarter of 1999 with some residual revenue occurring in early 2000. In January 2000, the Company and Lucent agreed to cancel the manufacturing agreement and amend the R&D Agreement. The remaining payments due to the Company, totaling $9.0 million under the former manufacturing agreement, were transferred to the amended R&D Agreement.

The Company has recognized $13.2 million of revenue in 1999 from the various agreements and has recorded a $7.8 million trade accounts receivable from Lucent. Deferred revenue was $6.4 million at December 31, 1999 of which approximately $4.3 million represents the contractual billings under the R&D Agreement, net of the revenue recognized under the percentage of completion accounting method, and $2.0 million under the manufacturing agreement. These amounts will be applied to various Project Letters under the amended R&D Agreement in 2000.

In late 1998, as a result of the agreements with Lucent and the decrease in the demand for the SDBAS joint product, the Company recognized as revenue the $13.0 million of nonrefundable prepayments received in prior years net of $2.3 million relating to certain potential contractual obligations. On April 1, 1999 the Company and Lucent agreed that due to the continued lack of demand for the SDBAS joint product from certain customers and Lucent's new product development, AnyMedia, future contractual obligations are unlikely to occur; therefore, the Company recognized the remaining $2.3 million of one-time revenue in 1999.

3.  STRATEGIC ALLIANCE AND TECHNOLOGY TRANSFER AGREEMENT

In 1998, the Company entered into an alliance agreement with Bosch. The agreement includes $12.0 million in cash payments and approximately $2.0 million in development and support expense reimbursement over a two year period, cross transfer of intellectual property, royalty payments to the Company, international manufacturing and distribution agreements, as well as future cross supply agreements. The Company recognized $12.0 million of one-time revenue related to the alliance and recorded reimbursements for expenses as incurred. Account receivable-other at December 31, 1998 included a $2.0 million contractual payment due by Bosch upon completion of product development or August 1999, whichever occurred first. This receivable was collected in August 1999.

During the second quarter of 1998, the Company determined that a restructuring charge of $2.6 million was required to cover the cost of implementing the Bosch alliance as well as the various Lucent

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3.  STRATEGIC ALLIANCE AND TECHNOLOGY TRANSFER AGREEMENT (CONTINUED)

agreements. The restructuring charge includes a charge of $0.7 million for legacy product inventory reserves, a write-off of $0.6 million for obsolete lab and computer equipment, a $1.2 million provision for the transfer of 40 employees to Bosch and related severance expenses and $0.1 million of other costs. Other income included a $0.7 million gain on the sale of equipment to Bosch. The restructuring reserve had a remaining balance of approximately $153,000 at December 31, 1999, which represents the remaining 2000 obligation.

4.  EMPLOYMENT AGREEMENT AND RESTRICTED CASH

The Company has an outstanding stand-by letter of credit in the amount of $1.0 million at December 31, 1999, which expires in March 2000. The letter of credit was collateralized by restricted cash of the same amount. The Company also has restricted cash in the amount of $50,000 at December 31, 1999 and $200,000 at December 31, 1998 on deposit with its primary bank for a corporate procurement card.

In connection with the hiring of the Company's President and CEO, David E. Orr, on April 1, 1997, the Company entered into an employment agreement whereby it deposited $4.0 million into a rabbi trust. This amount is being recognized as compensation expense on a straight-line basis over the term of the employment agreement of five years. Mr. Orr is entitled to receive the interest earnings from the rabbi trust and such earnings are reported as compensation to him. The $4.0 million is payable to Mr. Orr on the fifth anniversary of his employment or based upon certain triggering events as described in the employment agreement. In August 1999, Mr. Orr's employment agreement was amended to effect the transfer of the $4.0 million from a rabbi trust to a secular trust. All other terms of the employment agreement remained unchanged, including the term of Mr. Orr's employment. Interest earnings from the secular trust will be paid annually to Mr. Orr. The accounting effects of transferring the $4.0 million from a rabbi trust to a secular trust resulted in the removal of the restricted cash classification on the balance sheet along with the removal of the long-term deferred compensation liability. The remaining amount of the $4.0 million that was not charged to compensation expense at the time of this amendment has been recorded as prepaid compensation. This balance, $1.8 million, is included in other noncurrent assets and will be amortized to compensation expense over the remaining term of the employment agreement. Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, deferred compensation expense equivalent to the market value at the date of grant, $1.0 million, was charged to shareholders' equity and is being amortized as compensation expense over the term of the employment agreement of five years.

In connection with a stock repurchase program authorized by the Board of Directors, the Company, during 1997, entered into an agreement with an investment banker. Up to 1.0 million shares of the Company's common stock could be purchased through the use of put and/or call option agreements. Based on the decline in the market value of the Company's common stock below the put option price of $9.11, the Company was required to reflect the differential as restricted cash. At December 31, 1998, the restricted cash was $7,083,500. The put option was exercised in March and April 1999 and the Company paid the option holder $7.3 million in a series of payments. All payments were recorded as a reduction of paid-in capital. The Company has no further obligations under the agreement.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5.  INVESTMENT IN DEBT SECURITIES

At December 31, 1999 and 1998, the Company's investments in debt securities were classified as cash and cash equivalents and both short- and long-term investments. The Company maintains these balances principally in demand deposit accounts, U.S. Treasury obligations and commercial paper with various financial institutions.

These financial institutions are located in different areas of the U.S. and Company policy is designed to limit exposure to any one institution, as well as credit and maturity risks. The Company performs periodic evaluations of the relative standing of those financial institutions that participate in the Company's investment strategy.

The following is a summary of cash and cash equivalents and short- and long-term investments by balance sheet classification at:


                                                                         DECEMBER 31
                                                                   1999               1998
                                                              ---------------------------------
    Cash and cash equivalents:
       Demand deposit accounts                                 $ 29,651,381        $13,019,247
       Commercial paper                                          11,829,908         13,228,613
       U.S. Treasury obligations                                         -          19,155,832
                                                              ---------------------------------
                                                               $ 41,481,289        $45,403,692
                                                              =================================

                                                                          DECEMBER 31
                                                                 1999                 1998
                                                              ---------------------------------
    Short-term investments:
       Commercial paper                                        $13,090,581         $46,255,410
       U.S. Treasury obligations                                 8,565,306           2,532,583
                                                              ---------------------------------
                                                               $21,655,887         $48,787,993
                                                              =================================
    Long-term investments:
       Commercial paper                                        $ 5,296,678         $   408,780
                                                              =================================

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of December 31, 1999 and 1998.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6.  INVENTORIES

Inventories consist of the following:

                                                             DECEMBER 31
                                                       1999              1998
                                                  --------------------------------
Electronic parts and other components              $ 3,616,080        $ 4,264,671
Work-in-process                                        941,399            291,310
Finished goods                                       1,086,363          1,490,287
                                                  --------------------------------
                                                     5,643,842          6,046,268
Inventory valuation reserve                         (4,065,685)        (4,184,896)
                                                  --------------------------------
                                                   $ 1,578,157        $ 1,861,372
                                                  ================================

7.  LEASES

In December 1998, the Company renewed its noncancelable operating lease for the rental of its primary facilities. The new lease agreement terminates in December 2003 with an option for renewal. In August 1999, the Company exercised an option to lease additional space for the remainder of the lease term. The total monthly commitment for the renewed lease is approximately $87,000. The Company also entered into various year to year operating leases related to certain equipment. In June 1998, the Company entered into a five-year, noncancelable sublease for a portion of its office facilities to a third party. Part of the additional space acquired in August 1999 was for sublease to the same third party.

Future minimum lease payments, net of sublease income, under the noncancelable leases at December 31, 1999 are as follows:

     2000                                                            $    739,600
     2001                                                               1,103,200
     2002                                                               1,062,400
     2003                                                               1,042,000
                                                                     -------------
     Total                                                            $ 3,947,200
                                                                     =============

Future rental income payments under the noncancelable sublease at December 31, 1999 are approximately $385,000 for the year 2000. Although the term of the sublease equals the term of the base lease, the sublease is cancelable upon 12 months written notice; therefore, no future rental income has been netted against future rent expense in the years after 2000 in the table presented above. Rent expense was approximately $1,055,000, $1,170,000, and $1,500,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

8.  LONG-TERM DEBT

The Company issued on May 17, 1996, $115.0 million of 5% convertible subordinated notes due May 15, 2001, that entitle the holder to convert the notes into shares of the Company's common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of common stock of the Company at a conversion price of $41.48 per share. The notes were not redeemable by the Company prior to May 15, 1999. Thereafter, the Company can redeem the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. The Company was negotiating a debt restructuring of the convertible subordinated notes and decided in November 1999 not to undertake a debt restructuring transaction at this time. Therefore, deferred costs of $2.3 million related to the discontinued debt restructuring negotiations were charged to other expense in December 1999. At December 31, 1999 the estimated fair value of the convertible subordinated notes, determined by the average of the bid and ask prices on that date, was approximately $59.0 million.

9.  COMMITMENTS AND CONTINGENCIES

The Company commenced legal action in civil court in March 1997 against a competitor claiming infringement of a patent the Company owns. The competitor immediately countered to have the Company's patent declared invalid and unenforceable, and further claimed infringement by the Company of two of its patents. In April 1998, the Company and its competitor announced that they had ended their patent litigation. As part of the settlement, the Company and the competitor entered into a perpetual cross license agreement of patents currently issued or applied for and for future patents issued during the next five years. The Company received $5.0 million for the perpetual cross license agreement and has included this amount in "technology transfer and license agreement" revenue in the accompanying financial statements.

The Company has entered into contracts with various suppliers for the production of certain components and subassemblies used in the Company's products. Under the terms of the contract, the Company had firm purchase commitments to purchase from the suppliers approximately $1,550,000 of these components and subassemblies at December 31, 1999. Approximately $1,000,000 of the 1999 commitments are related to a contract with a major customer. The customer terminated the contract and the Company received reimbursement for this commitment in January 2000.

10.  STOCK OPTION PLANS

The Company had previously adopted an incentive stock option plan for employees, a non-qualified stock option plan for consultants and others, a nonqualified stock option plan in connection with the CEO employment agreement, and a directors stock option plan for Directors. On May 19, 1998 the shareholders approved an equity compensation plan that replaced all of the existing stock option plans. Under the plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards or stock rights.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10.  STOCK OPTION PLANS (CONTINUED)

Information concerning outstanding stock options to purchase common stock pursuant to the plan as of December 31, 1999 is summarized as follows:

                                                                    PER SHARE                     AGGREGATE
                                                                     EXERCISE       NUMBER OF      EXERCISE
                                                                      PRICE          SHARES          PRICE
                                                              -----------------------------------------------
Incentive and nonqualified stock options outstanding:
   Vested                                                      $  1.50 - $ 17.25      1,003,657   $3,784,633
   Unvested                                                    $  1.50 - $ 17.25      2,252,662   $6,088,380
                                                              -----------------------------------------------
Totals                                                                                3,256,319   $9,873,013
                                                                                   ==========================

Options are granted at not less than fair market value at the date of grant as determined by the Board of Directors and may be exercised upon terms approved by the Board. During 1999, 1,271,450 options were granted under the incentive stock option plan and 152,000 nonqualified options were granted. Certain nonqualified grants include provisions, which prohibit exercise, until near the option expiration date or until the end of the full vesting period or prior to the Company attaining profitability. Vested options are exercisable at dates ranging from six months to nine years and nine months from date of grant. Shares not yet vested are not exercisable. All options granted expire between five and one half and ten years from the grant date.

The following table summarizes stock option activity from January 1, 1997 through December 31, 1999:

                                                  NUMBER OF        RANGE OF EXERCISE       OPTION PRICE
          DESCRIPTION                               SHARES         PRICES PER SHARES           TOTAL
---------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996           1,449,778         $0.10 to $35.75         $25,417,958
Options exercisable at December 31, 1996             731,231           0.10 to 35.75          10,489,122
Options granted during 1997                        2,306,971           3.63 to 13.38          19,503,623
Options canceled during 1997                       1,161,512           3.16 to 35.75          22,351,674
Options exercised during 1997                         25,097            0.80 to 9.75              74,092
Options outstanding at December 31, 1997           2,570,140           0.10 to 31.75          22,495,815
Options exercisable at December 31, 1997             693,474           0.10 to 31.75           6,647,310
Options granted during 1998                        2,458,362            1.63 to 7.94           8,634,041
Options canceled during 1998                       2,608,326           0.10 to 31.75          16,550,830
Options exercised during 1998                         26,900            0.10 to 2.70               6,890
Options outstanding at December 31, 1998           2,393,276           1.63 to 17.25           8,256,802
Options exercisable at December 31, 1998             764,536           1.63 to 17.25           3,188,115
Options granted during 1999                        1,423,450            1.50 to 4.47           3,400,197
Options canceled during 1999                         437,907            1.50 to 9.75           1,395,549
Options exercised during 1999                        122,500            2.20 to 4.05             389,148
Options outstanding at December 31, 1999           3,256,319           1.50 to 17.25           9,873,013
Options exercisable at December 31, 1999             854,207           1.50 TO 17.25           3,429,689

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10.  STOCK OPTION PLANS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") due to the fact that the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998:

                                                    1999         1998
                                                --------------------------
   Risk free interest rate                           6.48%        4.67%
   Dividends                                              -            -
   Volatility factor                                 1.0200        .9127

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           DECEMBER 31
                                                       1999             1998
                                                 ---------------------------------
Pro forma net loss                                  $29,471,430       $6,164,227
Pro forma loss per share                                  $2.19            $0.46

Exercise prices for options outstanding as of December 31, 1999 ranged from $1.50 to $17.25. The weighted average remaining contractual life of those options is 7.95 years. The weighted average exercisable price of outstanding options at December 31, 1999 is $4.015.

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

11.  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1999, the Company had reserved a total of 4,524,910 of its authorized 65,000,000 shares of common stock for future issuance as follows:

Granted and outstanding stock options                                3,256,319
Future issuance of stock options                                       216,997
Outstanding warrants related to a lease line                             7,813
Outstanding warrants                                                 1,000,000
Possible future issuance under 401(k) plan                              43,781
                                                                   ------------
Total shares reserved                                                4,524,910
                                                                   ============

12.  WARRANTS

During 1995, the Company received $7.0 million for six-year warrants that entitle the purchaser of the warrants to acquire 1,000,000 shares of the Company's common stock for $41.75 per share.

13.  CAPITAL STOCK

On December 7, 1999, the Company's shareholders authorized an amendment of the Company's certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 65,000,000 shares. The increase in authorized shares was undertaken to allow the Company more flexibility to issue common shares in connection with a possible debt restructuring transaction, equity financings, future expansion of the business through investments or acquisitions, management and employee incentive plans and for other general corporate purposes.

On November 19, 1996, the Board of Directors declared a dividend distribution of one preferred share purchase right ("right") for each share of common stock outstanding on December 23, 1996. The right becomes exercisable only if a person or group acquires, or obtains the right to acquire, 15% or more of the Company's common stock or commences a tender offer or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Company's outstanding common stock.

In connection with the November 19, 1996 preferred share dividend distribution, the Company restated its articles of incorporation, thereby creating a series of Series A preferred stock. 100,000 shares of this series have been authorized, which have a dividend rate of the greater of $10.00 per share or 1,000 times the aggregate per share amount of common stock dividends. Each share is entitled to one vote and shall have a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. None of the Series A preferred stock have been issued at December 31, 1999.

14.  INCOME TAXES

At December 31, 1999 and 1998, the Company has net operating loss carryforwards and research and development credits of approximately $191.6 million and $165.5 million, and $6.1 million and $5.2

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

14.  INCOME TAXES (CONTINUED)

million, respectively, for income tax purposes that expire in years 2003 through 2014. The Company has North Carolina net economics loss carryforwards of $58.8 million that expire in years 2000 through 2003. For financial reporting purposes, a valuation allowance of $89.5 million ($78.0 million in 1998) has been recognized to offset the deferred tax assets at December 31, 1999. When and if realized, the tax benefit for those items will be reflected in current operations as a reduction of income tax expense. Significant components of the Company's deferred tax liabilities and assets at December 31, 1999 and 1998 are as follows:

                                                                          DECEMBER 31
                                                                    1999                1998
                                                             -------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                              $ 76,637,000       $ 66,601,000
   Research and experimental credit carryforwards                   6,060,000          5,162,000
   Executive compensation                                           1,100,000            700,000
   Bad debt allowance                                                  59,000                  -
   Book over tax depreciation                                       1,059,000            366,000
   Deferred revenue                                                 2,577,000          2,264,000
   Inventory reserve                                                1,902,000          1,674,000
   Warranty reserve                                                    56,000            290,000
   Other long-term liabilities                                              -            920,000
   Other                                                               59,000             59,000
                                                              ------------------------------------
Total deferred tax assets                                          89,509,000         78,036,000
Valuation allowance for deferred tax assets                       (89,509,000)       (78,036,000)
Net deferred tax assets                                                    --                 --
                                                              ------------------------------------
Net deferred taxes                                               $         --       $         --
                                                              ====================================

Based on the number of shares of common and preferred stock issued in 1992 and 1993, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of this occurrence limits the annual utilization of the net operating loss carryforwards to an amount determined by multiplying the fair market value of the Company immediately prior to the change in ownership percentage by the federal long-term tax exempt interest rate at the time of the change. As of December 31, 1999, future use of a portion of the net operating loss carryforwards are limited to approximately $27.0 million of taxable income per year. This limitation applies to all losses incurred through November 12, 1993 in the amount of $50.2 million; the remaining loss of $141.4 million is not currently limited.

15.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan and Trust covering substantially all employees. Employees at least 21 years of age are eligible for the Plan. The Company will provide a matching contribution of up to 50%

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

15.  EMPLOYEE BENEFIT PLAN (CONTINUED)

of employee contributions to a maximum employee contribution of 6% of the employee's wages. In addition, the Company may make annual discretionary profit sharing contributions to the Plan. The Company's contributions are subject to a five-year vesting period. Contributions are invested in one or more of eleven investment choices, including the Company's common stock, at the discretion of the employee. The Company pays the Plan expenses which totaled approximately $21,000, $44,000, and $49,000 in the years 1999, 1998 and 1997. Company contributions to the plan for 1999, 1998 and 1997 totaled approximately $462,000, $458,000, and $503,000, respectively.

16.  BUSINESS SEGMENT INFORMATION

The Company is engaged in a single business segment consisting of the development, manufacture, marketing and service of electronic equipment for the telecommunications industry. Regional Bell Operating Companies ("RBOCs"), independent telephone companies and competitive local exchange carriers are the primary users of the Company's products. In 1998, the Company entered into several agreements with Lucent, which utilized the Company's research and development and manufacturing resources.

Revenues from Lucent, Bosch, direct sales to RBOCs and others as a percentage of the Company's total revenues (exclusive of the $2.3 million and $10.7 million nonrefundable prepayment revenue in 1999 and 1998, respectively, and the $17.0 million technology transfer and license agreement in 1998) are as follows:

                                      1999         1998        1997
                                   -------------------------------------
     Lucent                           97.0%        79.0%       43.0%
     RBOCs                             1.0          6.0        15.0
     Others                            2.0         15.0        42.0
                                   -------------------------------------
                                     100.0%       100.0%      100.0%
                                   =====================================


Revenues by geographic area as a percentage of the Company's total revenues (exclusive of the nonrefundable prepayment revenue and the technology transfer and license agreement) are as follows:

                                      1999        1998        1997
                                  -------------------------------------
     United States                    97.0%        97.0%       67.0%
     Korea                              --           --        22.0
     All other countries               3.0          3.0        11.0
                                  -------------------------------------
                                     100.0%       100.0%      100.0%
                                  =====================================

                              PLIANT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

16.  BUSINESS SEGMENT INFORMATION (CONTINUED)

Accounts receivable trade and other concentrations were as follows:

                                                     1999        1998
                                                 -----------------------
    Lucent                                           92.0%       62.0%
    Bosch Telecom                                     3.0        32.0
    RBOCs                                             3.0         6.0
    Others                                            2.0          --
                                                 -----------------------
                                                    100.0%      100.0%
                                                 =======================

                              PLIANT SYSTEMS, INC.

                                QUARTERLY RESULTS
                      (In thousands, except per share data)


17.  SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

                                                                              1999
                                             -----------------------------------------------------------------------
                                                  FOURTH             THIRD            SECOND            FIRST
                                                  ------             -----            ------            -----
Revenue                                           $   9,421        $  12,467            $7,910            $4,184
Gross margin                                          2,745            3,073             4,248             2,197
Net loss                                           ($10,895)        ($ 5,879)          ($4,272)          ($5,393)
                                                  =========        =========          ========          ========
Net loss per share                                   ($0.80)          ($0.44)           ($0.32)           ($0.40)
                                                    =======          =======           =======           =======

                                                                              1998
                                             -----------------------------------------------------------------------
                                                  FOURTH             THIRD            SECOND            FIRST
                                                  ------             -----            ------            -----
Revenue                                             $13,986           $3,017           $19,807           $ 2,507
Gross margin                                         13,123            1,064            17,706               319
Net income/(loss)                                   $ 6,630          ($5,722)          $ 7,405          ($11,074)
                                                    =======         ========           =======         =========
Net income/(loss) per share                           $0.49           ($0.43)            $0.55            ($0.83)
                                                      =====          =======             =====           =======

                                                                             1997
                                             -----------------------------------------------------------------------
                                                  FOURTH             THIRD            SECOND            FIRST
                                                  ------             -----            ------            -----
Revenue                                              $2,344          $ 2,125            $5,233            $5,310
Gross margin                                            264              248             1,190             1,013
Net loss                                            ($6,054)        ($16,510)          ($8,795)          ($8,462)
                                                   ========        =========          ========          ========
Net loss per share                                   ($0.45)          ($1.25)           ($0.66)           ($0.64)
                                                    =======          =======           =======           =======

                              PLIANT SYSTEMS, INC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements are included in Part II, Item 8 of this Form 10-K.

         1. FINANCIAL STATEMENTS

         Report of Independent Auditors.
         Statements of Operations for the years ended December 31, 1999, 1998 and 1997.
         Balance Sheets as of December 31, 1999 and 1998.
         Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1999, 1998 and 1997.
         Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
         Notes to Financial Statements.

         2. FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is filed as part of this report:

         II. Valuation and Qualifying Accounts

         All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

                              PLIANT SYSTEMS, INC.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

         3.  EXHIBITS

         See Exhibit Index and Exhibits attached to this report.

(B) Reports on Form 8-K

    We filed no reports on Form 8-K.

(C) See Exhibit Index and Exhibits attached to this report.

(D) Financial Statement Schedules


EXHIBIT INDEX AND EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

3.1       Amended and Restated Certificate of Incorporation. (1)

3.2       Amended and Restated Bylaws (2)

4.1       Amended and Restated Certificate of Incorporation (Included as Exhibit
          3.1 to this Annual Report on Form 10-K)

4.2       Amended and Restated Bylaws (Included as Exhibit 3.2 to this Annual
          Report on Form 10-K)

4.3       Form of Common Stock Certificate (1)

4.4 Warrant Agreement, dated March 30, 1995, by and between the Registrant and Bell Atlantic Corporation (4)

4.5 Form of Warrant Certificate (Included as exhibit to Exhibit 4.4 to this Annual Report on Form 10-K)

4.6       Rights Agreement, dated November 19, 1996, between the Registrant and
          First Union National Bank, as Rights Agent, including the form of
          Certificate of Designations, Preferences and Rights of Series A
          Preferred Stock as Exhibit A, the form of Rights Certificate as
          Exhibit B, and the Summary of Rights as Exhibit C (6)

4.7       Form of 5% Subordinated Convertible Notes, due May 15, 2001 (8)


                              PLIANT SYSTEMS, INC.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT INDEX AND EXHIBITS  (CONTINUED)

4.8       Form of 5% Subordinated Convertible Notes, due May 15, 2001 (8)

10.1 Technology Purchase Agreement dated as July 16, 1988, between and among the Registrant, Siecor Corporation and FiberLAN, Inc. (1)

10.2      Equipment Lease Schedule VL-2 dated October 2, 1990, between the
          Registrant and Comdisco, Inc. (1)

10.3      Master Equipment Lease Agreement between the Registrant and MMC/GATX
          Partnership No. 1 dated September 30, 1992. (1)

10.4      Equipment Lease Schedule No. 1 dated September 30, 1992, between the
          Registrant and MMC/GATX Partnership No. 1. (1)

10.5      Warrant Agreement dated September 30, 1992, between the Registrant and
          MMC/GATX Partnership No. 1. (1)

10.6 Form of Investors' Rights Agreement dated November 13, 1992, between the Registrant and certain investors. (1)

10.7 Standstill Agreement dated December 4, 1991, between the Registrant and AMP Incorporated. (1)

10.8      Volume Purchase Agreement executed February 25, 1993, between the
          Registrant and Bell Atlantic Network Services, Inc., as amended by a
          Further Agreement and Amendment No. 1 dated May 3, 1993. (3)

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

10.12     Amended and Restated 1992 Nonqualified Stock Option Plan (2)

10.13     Directors' Stock Option Plan (2)

10.14     1993 Flexible Benefits Plan (1)

10.15     Amended 401 (k) Plan dated November 17, 1998 (14)

10.16     Warrant Agreement, dated March 30, 1995, between the Registrant and
          Bell Atlantic Corporation (4)

10.17     Agreement Between Pliant Systems, Inc. and Lucent Technologies
          Executed November 15, 1995. (4) (9)

10.18     Indenture, dated May 22, 1996, between the Registrant and Marine
          Midland Bank, as Trustee (5)

10.18A    Cross Reference Sheet (8)

10.19     Purchase Agreement, dated May 17, 1996, between the Registrant and
          Goldman, Sachs & Co., and Bear, Stearns & Co., Inc. (5)

10.20     Registration Rights Agreement, dated May 17, 1996, between the
          Registrant and Goldman, Sachs & Co., and Bear, Stearns & Co., Inc. (5)

10.21     Bell Atlantic Network Services, Inc. and Pliant Systems, Inc.
          Procurement Agreement, Contract No. BA 14494, dated July 1, 1996 (7)
          (10)

10.22 First Amendment to Agreement LGC-A65-D executed July 12, 1996, between the Registrant and Lucent Technologies, Inc. (7) (10)

10.23     Rights Agreement, dated November 19, 1996, between the Registrant and
          First Union National Bank, as Rights Agent, including the form of
          Certificate of Designations, Preferences and Rights of Series A
          Preferred Stock as Exhibit A, the form of Rights Certificate as
          Exhibit B, and the Summary of Rights as Exhibit C (6)

10.24 Employment Agreement between the Registrant and Salim A.L. Bhatia, dated March 5, 1997 (11)

                              PLIANT SYSTEMS, INC.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT INDEX AND EXHIBITS (CONTINUED)


10.25     Employment Agreement between the Registrant and David E. Orr, dated
          March 10, 1997 (11)

10.26     Umbrella Settlement Agreement dated February 4, 1998, between Pliant
          Systems, Inc. and Lucent Technologies, Inc. (13)

10.27     Form of Release dated February 4, 1998, between Pliant Systems, Inc.
          and Lucent Technologies, Inc. (12)

10.28     Form of Release dated February 4, 1998, between Pliant Systems, Inc.
          and Lucent Technologies, Inc. (12)

10.29     Supply Agreement, dated February 4, 1998, between Pliant Systems, Inc.
          and Lucent Technologies, Inc. (13)

10.30     Technology Transfer Agreement, dated February 4, 1998, between Pliant
          Systems, Inc. and Lucent Technologies, Inc. (13)

10.31     Manufacturing Agreement, dated February 4, 1998, between Pliant
          Systems, Inc. and Lucent Technologies, Inc. (13)

10.32     BBT OEM Agreement, dated February 4, 1998, between Pliant Systems,
          Inc. and Lucent Technologies, Inc. (13)

10.33     Lucent OEM Agreement, dated February 4, 1998, between Pliant Systems,
          Inc. and Lucent Technologies, Inc. (13)

10.34     Research and Development Agreement, dated February 4, 1998, between
          Pliant Systems, Inc. and Lucent Technologies, Inc. (13)

10.35 Element Manager Software Letter Agreement, dated February 4, 1998, between Pliant Systems, Inc. and Lucent Technologies, Inc. (12)

10.36     Goldman Sachs & Co. and Pliant Systems, Inc. agreements, dated April
          8, 1997. (14)

10.37 Alliance Agreement between Pliant Systems, Inc. and Bosch Telecom GmbH and Bosch Telecom, Inc. dated June 8, 1998. (15)

10.38     Amendment to the Pliant Systems, Inc. 401(k) Plan dated June 7, 1998.
          (16)

10.39     Amendment to the Pliant Systems, Inc. 401(k) Plan dated November 17,
          1998. (16)

10.40     Supplemental Deferred Compensation Plan of Pliant Systems, Inc. dated
          December 1, 1998. (16)

10.41     Office Lease between Pliant Systems, Inc. and Highwoods Realty Limited
          Partnership dated December 28, 1998. (16)

10.42     Amendment to Research and Development Agreement dated January 6, 2000 between Pliant Systems, Inc. and Lucent Technologies, Inc. (17)(18)

24.1      Consent of Ernst & Young LLP for 1999. (17)

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

                              PLIANT SYSTEMS, INC.

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

(12) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998.)

(13) (Incorporated by reference to exhibit filed with Registrant's current report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998.)

(14) (Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 31, 1998.)

(15) (Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated June 8, 1998.)

(16) (Incorporated by reference to exhibit filed with Registrant's Annual Report dated March 29, 1999.)

(17) Attached exhibits.

(18) Confidential treatment for certain portions of this agreement is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

                              PLIANT SYSTEMS, INC.

SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS



                                                                              ADDITIONS       DEDUCTIONS
                                                               BALANCE AT     CHARGED TO      CREDITED TO
                                                                BEGINNING     COSTS AND        COSTS AND     BALANCE AT END
DESCRIPTION                                                      OF YEAR       EXPENSES         EXPENSES        OF YEAR
-------------------------------------------------------------------------------------------------------------------------------
1999
Allowances deducted from related balance sheet accounts:
     Accounts receivable                                      $  250,879     $     --        $  102,879      $  148,000
     Inventories                                               4,184,896           --           119,211       4,065,685
     Warranty reserves                                           724,851        106,001            --           830,852

1998
Allowances deducted from related balance sheet accounts:
     Accounts receivable                                            --          250,879            --           250,879
     Inventories                                               3,540,481      3,727,672       3,083,257       4,184,896
     Warranty reserves                                         4,940,427         65,016       4,280,592         724,851

1997
Allowances deducted from related balance sheet accounts:
     Accounts receivable                                            --             --              --              --
     Inventories                                               3,335,739        204,742            --         3,540,481
     Warranty reserves                                         5,934,027           --           993,600       4,940,427

                              PLIANT SYSTEMS, INC.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Pliant Systems, Inc.

Dated March 30, 2000                  By:   /s/ John T. Autrey
                                            ---------------------
                                            John T. Autrey

                                      Title:   Vice President, Chief Financial
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                     DATE
/s/ David E. Orr                            President (Principal Executive                   March 30, 2000
-------------------------------             Officer) and Director
David E. Orr

/s/ John T. Autrey                          Vice President (Principal Financial              March 30, 2000
-------------------------------             Officer and Principal Accounting
John T. Autrey                              Officer)

/s/ Dr. John R. Hutchins, III
-------------------------------
Dr. John R. Hutchins, III                   Chairman of the Board                            March 30, 2000

/s/ Dr. J. Richard Jones
-------------------------------
Dr. J. Richard Jones                        Director                                         March 30, 2000

/s/ Richard P. Clark
-------------------------------
Richard P. Clark                            Director                                         March 30, 2000

/s/ Dr. Charles T. Lee
-------------------------------
Dr. Charles T. Lee                          Director                                         March 30, 2000

/s/ Alan E. Negrin
-------------------------------
Alan E. Negrin                              Director                                         March 30, 2000