Form 10-Q
period 2000-03-31
PLIANT SYSTEMS INC
filed 2000-05-12
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

      [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000
                                                 --------------


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Transition Period          to

                         Commission File Number 0-21766


                              Pliant Systems, Inc.
        -----------------------------------------------------------------



             Delaware                                       56-1615990
--------------------------------------------------------------------------------
   (State of Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)



4024 Stirrup Creek Drive, Suite 700, Durham, N.C.                        27703
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:         (919) 544-0015
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes:                                         Outstanding as of May 9, 2000:
-------                                          -----------------------------
Common Stock ($.01 par Value)                    13,641,210

                              PLIANT SYSTEMS, INC.
                                      Index

                                                                    PAGE NO.
                                                                  -------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

   Condensed Balance Sheets                                            3-4
      March 31, 2000 and December 31, 1999

   Condensed Statements of Operations                                  5
       Three Months Ended March 31, 2000 and 1999

   Condensed Statements of Cash Flows                                  6
       Three Months Ended March 31, 2000 and 1999

   Notes to Condensed Financial Statements                             7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           11-16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             16

Item 5.  Other Information                                             16-25

Item 6.  Exhibits and Reports on Form 8-K                              25


SIGNATURES                                                             25

                              PLIANT SYSTEMS, INC.
                            Condensed Balance Sheets

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                          MARCH 31,            DECEMBER 31,
                                                                            2000                   1999
                                                                      ----------------       ----------------
                                                                        (UNAUDITED)              (AUDITED)
ASSETS
Current assets:
   Cash, cash equivalents                                             $     34,911,440       $     41,481,289
   Restricted cash (NOTE 2)                                                     50,000              1,050,000
   Short-term investments (NOTE 3)                                          25,111,740             21,655,887
   Accounts receivable, trade, less allowances $148,000 in 2000
     and 1999                                                                3,128,976              8,284,549
   Inventories (NOTE 4)                                                      1,435,801              1,578,157
   Prepaid expenses and other current assets                                 1,134,114                798,035
                                                                      ---------------------------------------
Total current assets                                                        65,772,071             74,847,917

Long term investments (NOTE 3)                                               1,048,327              5,296,678

Furniture, fixtures, and equipment:
  Equipment                                                                 17,079,282             16,240,184
  Software                                                                   5,693,133              5,554,299
  Furniture and fixtures                                                       727,963                728,341
  Leasehold improvements                                                     1,377,899              1,377,899
                                                                      ---------------------------------------
                                                                            24,878,277             23,900,723
Accumulated depreciation and amortization                                  (18,614,125)           (17,891,388)
                                                                      ---------------------------------------
Net furniture, fixtures and equipment                                        6,264,152              6,009,335

Deferred debt issuance costs (net of accumulated amortization)                 843,412              1,030,287
Other noncurrent assets (NOTE 5)                                             2,227,580              2,427,580
                                                                      ---------------------------------------
Total assets                                                          $     76,155,542       $     89,611,797
                                                                      =======================================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.
                            Condensed Balance Sheets

                                                                    MARCH 31,              DECEMBER 31,
                                                                       2000                    1999
                                                                 ---------------         ---------------
                                                                    (UNAUDITED)              (AUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                              $     3,010,180           $   7,738,270
   Accrued expenses                                                    6,658,601               5,570,599
   Deferred revenue                                                    3,156,931               6,442,623
   Accrued warranty reserve                                              832,261                 830,852
                                                                 ---------------------------------------
Total current liabilities                                             13,657,973              20,582,344

Long-term liabilities:
    Convertible debt (NOTE 6)                                        115,000,000             115,000,000

Stockholders' deficit:
    Series A preferred stock, $.01 par value; 100,000 shares
      authorized; no shares issued and outstanding                            --                      --
    Convertible preferred stock, $.01 par value; 7,500,000
      shares authorized; no shares issued and outstanding                     --                      --
    Common stock, $.01 par value; 65,000,000 shares
      authorized; 13,637,433 and 13,605,073 shares
      outstanding                                                        136,374                 136,051
    Additional paid-in capital (NOTE 2)                              156,693,358             156,573,170
    Deferred compensation (NOTE 5)                                      (400,000)               (450,000)
    Accumulated deficit                                             (208,932,163)           (202,229,768)
                                                                 ---------------------------------------
Total stockholders' deficit                                          (52,502,431)            (45,970,547)
                                                                 ---------------------------------------
Total liabilities and stockholders' deficit                       $   76,155,542           $  89,611,797
                                                                 =======================================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         2000                      1999
                                                                  -----------------         ------------------
Revenues:
     Product sales and contract revenue                           $       1,557,879         $        2,229,064
     Services revenue                                                     5,035,692                  1,954,761
                                                                  -----------------         ------------------
     Net revenues                                                         6,593,571                  4,183,825

Costs and expenses:
     Cost of sales                                                        2,991,385                  1,986,518
     Research and development                                             6,194,490                  4,439,515
     Selling, general and administrative expenses                         3,526,686                  2,886,596
                                                                  -----------------         ------------------
     Total costs and expenses                                            12,712,561                  9,312,629

Loss from operations                                                     (6,118,990)                (5,128,804)

Other income (expense):
     Interest income                                                      1,040,394                  1,359,357
     Interest expense                                                    (1,623,800)                (1,623,800)
                                                                  -----------------         ------------------
     Total other income (expense)                                          (583,406)                  (264,443)
                                                                  -----------------         ------------------
Net loss                                                          $      (6,702,396)        $       (5,393,247)
                                                                  =================         ==================

Net loss per share (NOTE 7)                                       $            (.49)        $             (.40)
                                                                  =================         ==================
Average number of shares and equivalents                                 13,614,684                 13,440,163
                                                                  =================         ==================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           2000                    1999
                                                                    ------------------     -------------------
OPERATING ACTIVITIES
Net loss                                                            $      (6,702,396)     $       (5,393,247)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                             733,076                 656,926
     Other noncash charges                                                    436,879                 451,659
     Changes in operating assets                                            4,961,849              (1,273,341)
     Change in operating liabilities                                       (6,924,372)                501,020
                                                                    ------------------------------------------
Net cash used in operating activities                                      (7,494,964)             (5,056,983)

INVESTING ACTIVITIES
Acquisitions of furniture, fixtures, and equipment                           (987,894)               (658,753)
Net decrease (increase) in investments                                        792,498              (5,217,933)
                                                                    ------------------------------------------
Net cash used in investing activities                                        (195,396)             (5,876,686)

FINANCING ACTIVITIES
   Issuance of common stock                                                   120,511                  35,366
   Settlement of put option (NOTE 2)                                               --              (3,048,482)
   Decrease in restricted cash (NOTE 2)                                     1,000,000                 572,895
                                                                    ------------------------------------------
Net cash provided by (used in) financing activities                         1,120,511              (2,440,221)

Decrease in cash and cash equivalents                                      (6,569,849)            (13,373,890)
Cash and cash equivalents at beginning of period                           41,481,289              45,403,692
                                                                    ------------------------------------------
Cash and cash equivalents at end of period                          $      34,911,440      $       32,029,802
                                                                    ==========================================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 2000


1.    BASIS OF PRESENTATION

We have prepared the accompanying unaudited Condensed Financial Statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1999 included in our Form 10-K submission.

2.    RESTRICTED CASH

On March 31, 2000 and December 31, 1999, we had $50,000 restricted cash on deposit with our primary bank as collateral for a corporate procurement card. The collateral requirement for the bank procurement card was removed in early April 2000. On December 31, 1999, we also had an outstanding stand-by letter of credit in the amount of $1.0 million, which was secured by restricted cash of the same amount. The letter of credit expired in March 2000, and the related cash was reclassified to unrestricted cash.

In connection with a stock repurchase program authorized by the Board of Directors, in 1997 we entered into an agreement with an investment banker. Up to
1.0 million shares of our common stock could be purchased through the use of put and/or call option agreements. Based on the decline in the market value of our common stock below the put option price of $9.11, we were required to reflect the difference as restricted cash. The put option was exercised in March and April 1999, and we paid the option holder $3.0 million in March 1999 and $4.3 million in April 1999. All payments were recorded as a reduction of paid-in capital and a reduction in restricted cash. We have no further obligations under the agreement.

3.    CASH, CASH EQUIVALENTS AND INVESTMENTS

We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, United States Treasury obligations and commercial paper.

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of our investments in debt securities at the time of purchase. Debt securities for which we have both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At March 31, 2000, we had no investments that qualified as trading or available for sale.

At March 31, 2000, our investments in debt securities were classified as cash, cash equivalents and both short- and long-term investments. We maintain these balances principally in demand deposit accounts, United States Treasury obligations and commercial paper with various financial institutions. These financial institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy.

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements


3.    CASH, CASH EQUIVALENTS AND INVESTMENTS (CONTINUED)

INVESTMENTS IN DEBT SECURITIES (CONTINUED)

The following is a summary of cash, cash equivalents and both short- and long-term investments by balance sheet classification for March 31, 2000 and December 31, 1999:

                                        MARCH 31,              DECEMBER 31,
                                          2000                     1999
                                  ----------------------  ----------------------
 Cash and cash equivalents:
     Demand deposit accounts      $        3,255,310       $      29,651,381
     Commercial paper                     31,656,130              11,829,908
                                  ----------------------  ----------------------
                                  $       34,911,440       $      41,481,289
                                  ======================  ======================

                                        MARCH 31,              DECEMBER 31,
                                          2000                     1999
                                  ----------------------  ----------------------
 Short-term investments:
     Commercial paper             $       17,998,736       $      13,090,581
     U.S. Treasury obligations             7,113,004               8,565,306
                                  ----------------------  ----------------------
                                  $       25,111,740       $      21,655,887
                                  ======================  ======================
 Long-term investments:
      Commercial paper            $        1,048,327       $       5,296,678
                                  ======================  ======================

The estimated fair value of each investment approximates the amortized cost; therefore, there are no unrealized gains or losses as of March 31, 2000 and December 31, 1999.

4.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                                              MARCH 31,          DECEMBER 31,
                                                2000                1999
                                        -------------------   ------------------
Electronic parts and other components   $     3,532,367       $     3,616,080
Work in process                                 841,372               941,399
Finished goods                                1,090,757             1,086,363
                                        -------------------   ------------------
                                              5,464,496             5,643,842
Inventory reserves                           (4,028,695)           (4,065,685)
                                        -------------------   ------------------
                                        $     1,435,801       $     1,578,157
                                        ===================   ==================

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements


5.    EMPLOYMENT AGREEMENT

In connection with the hiring of our President and CEO, David E. Orr, on April 1, 1997 we entered into an employment agreement that required us to deposit $4.0 million into a rabbi trust. We were recognizing this amount as compensation expense on a straight-line basis over the five-year employment agreement. Mr. Orr received the interest earnings from the rabbi trust, and these earnings were reported as compensation to him. The $4.0 million is payable to Mr. Orr on the fifth anniversary of his employment or based upon certain triggering events as described in the employment agreement.

In August 1999, Mr. Orr's employment agreement was amended, resulting in the transfer of the $4.0 million from a rabbi trust to a secular trust. All other terms of the employment agreement remained unchanged, including the term of Mr. Orr's employment. Interest earnings from the secular trust will be paid annually to Mr. Orr. The accounting effects of transferring the $4.0 million from a rabbi trust to a secular trust resulted in the removal of the restricted cash classification on the balance sheet, along with the removal of the long-term deferred compensation liability. The remaining amount of the $4.0 million that was not charged to compensation expense at the time of this amendment has been recorded as prepaid compensation. The balance of $1.6 million as of March 31, 2000 is included in other noncurrent assets and is being amortized to compensation expense over the remaining term of the employment agreement.

Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, we charged deferred compensation expense equivalent to the market value at the date of grant, $1.0 million, to stockholders' equity. We are amortizing this amount as compensation expense over the term of the employment agreement of five years.

6.    LONG-TERM DEBT

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001 that entitle the holder to convert the notes into shares of our common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of our common stock at a conversion price of $41.48 per share. We could not redeem the notes before May 15, 1999. After that date, we may redeem the notes initially at 102% and at decreasing prices thereafter to 100% at maturity, plus accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes.

7.    NET LOSS PER SHARE

All loss per share amounts for all periods have been presented to conform to Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Due to the cumulative net losses for the periods presented, potential common shares are considered antidilutive and therefore did not require restatement of prior periods.

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements


8.    BUSINESS SEGMENT INFORMATION

We are engaged in a single business segment consisting of the development, manufacture, marketing and service of electronic equipment for the telecommunications industry. Regional Bell Operating Companies (RBOCs), independent telephone companies and competitive local exchange carriers are the primary users of our products. In 1998, we entered into several agreements with Lucent, which utilized our research and development and manufacturing resources.

Revenues from Lucent, Marconi (formerly Bosch Telecom, Inc. before February 1,
2000) and direct sales to RBOCs and others as a percentage of our total revenues are as follows:

                                                      MARCH 31
                                                   2000       1999
                                                ----------------------
                   Lucent                           87.0%       94.0%
                   Marconi                          11.0%        2.0%
                   RBOCs and others                  2.0%        4.0%
                                                ----------------------
                                                   100.0%      100.0%
                                                ======================

Revenues by geographic area as a percentage of our total revenues are as follows:

                                                      MARCH 31
                                                   2000       1999
                                                ----------------------
                   United States                    90.0%      100.0%
                   Europe (primarily Spain)         10.0%        --
                                                ----------------------
                                                   100.0%      100.0%
                                                ======================


The following customers' accounts receivable balances as a percentage of our total accounts receivable as of March 31, 2000 and December 31, 1999 are as follows:

                                                    2000       1999
                                                ----------------------
                    Lucent                           64.0%       92.0%
                    Marconi                          26.0%        3.0%
                    RBOCs                             4.0%        3.0%
                    Others                            6.0%        2.0%
                                                ----------------------
                                                    100.0%      100.0%
                                                ======================

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

New Product Status
------------------

The Pliant 3000 Integrated Access Platform is our next generation access product that we announced on December 15, 1999. We displayed our Pliant 3000 at the ComNet trade show in late January 2000. We had expected to complete the systems test phase of this new product by the end of the first quarter, but this phase has taken longer than we anticipated. We expect to complete final software integration during the second quarter. At the end of the first quarter, we completed site engineering and began shipping hardware in preparation for our first customer field trials for our Pliant 3000. Field trials are expected to begin in the second quarter, and we anticipate announcing their status by the end of the second quarter or the beginning of the third quarter. We still expect initial sales of the first release of our Pliant 3000 in the third quarter of 2000, if the field trials are successful.

We have continued making progress in the development of the second release of our Pliant 3000. The second release will add ATM-based digital subscriber line capabilities to the traditional narrowband and data and voice services that will be available in the first release. We expect to demonstrate the ADSL capability of the integrated Pliant 3000 TDM/ATM platform at the SuperComm Trade Show in early June of this year. We expect to begin shipping the second release of our Pliant 3000 in the fourth quarter of this year, if field trials are successful.

The third release of our Pliant 3000 will implement a variety of converged networking and data service enhancements. This release is planned for the third quarter of 2001. We do not expect substantial revenues from our Pliant 3000 product until the second and third releases are completed and demonstrated to customers. There can be no assurance that the final software integration and/or field trials will be on schedule or successful or that we will have orders for the new product.

Marconi Relationship
--------------------

In early May 2000, Marconi (formerly Bosch Telecom) notified us that it will discontinue development of its FSAN 2.0 product. Marconi also provided us a 30-day notice, beginning May 5, 2000, of its intent to manufacture the FSAN 1.0 product at its facilities and pay us royalties under the license agreement. We plan to begin discussions with Marconi to review the entire Alliance Agreement and our future relationship with Marconi. There can be no assurance that we will receive additional revenue from the Marconi Alliance.

REVENUES

Our net revenues in the first quarter of 2000 were $6.6 million, compared to $4.2 million in the first quarter of 1999. Our product sales and contract revenue decreased to $1.6 million from $2.2 million in 1999. Our product sales and contract revenue for the first quarter of 2000 included $1.2 million in sales of our previous products, compared to less than $0.5 million for the same period in 1999. In the first quarter of 1999, our product sales and contract revenue consisted primarily of contract revenue from our Manufacturing Agreement with Lucent Technologies, which we and Lucent canceled in January 2000. The remaining $9.0 million payable to us under the Manufacturing Agreement was transferred to our Research & Development Agreement with Lucent.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES (CONTINUED)

The revenue we earn from providing services increased to $5.0 million in 2000, compared to $2.0 million in 1999. We provide development services to Lucent in connection with our 1998 Research & Development Agreement with Lucent. We recognize services revenue under the percentage-of-completion method of accounting. During the first quarter of 2000, we completed key project milestones under the Lucent Research & Development Agreement. This resulted in increased revenue recognition during the quarter.

We no longer devote resources to actively market our previous products. We do not expect significant future revenues from these products. In April 1999, we gave the required one-year notice to Lucent that we would discontinue manufacturing of our previous generation FLX products. In early April 2000, Lucent placed a final order for these products under our long-term pricing agreement. Based on our agreement with Lucent, Lucent must accept these products for delivery by October 2000. Lucent may continue to order these products, but we are no longer bound by the long-term pricing agreement. We do not expect Lucent to place any additional orders for these products. We have received little revenue from our 1998 Alliance with Marconi, and we do not expect to receive significant future revenues from the FSAN 1.0 products Marconi has developed.

We expect that we will not have initial revenues from the first release of our Pliant 3000, our new access product announced in December 1999, until the third quarter of 2000. We anticipate that we will not receive substantial revenues from our Pliant 3000 access product until after we complete and demonstrate to customers the second and third releases of that product. We plan to ship the second release of that product in the fourth quarter of 2000, if field trials are successful. We expect to introduce the third release of our Pliant 3000 access product during the third quarter of 2001. (See "Recent Developments" above.)

COST OF SALES AND GROSS MARGIN

Our cost of sales for the first quarter of 2000 was $3.0 million, compared to $2.0 million for the same period in 1999. Our cost of product revenue was $2.1 million in 2000 and $1.3 million in 1999. Our cost of services revenue was $0.9 million in 2000, compared with $0.7 million in 1999. The gross margin of $3.6 million resulting from the cost of revenues for the first quarter of 2000 was 54.6%, compared to 52.5% for the same period of 1999. The increased gross margin for the first quarter reflects the increased services revenue from the Lucent Research & Development Agreement.

We expect that price competition could have an adverse impact on our gross margins. If we fail to meet our cost reduction goals on our Pliant 3000 access product, our profitability will be adversely affected. We expect that margins will fluctuate because we cannot predict the timing of shipments of our older products and our Pliant 3000 access product that is under development, and because during 2000 a larger portion of our revenue will be derived from services for Lucent.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses for the first quarter of 2000 were approximately $6.2 million, compared to $4.4 million for the same period in 1999. This $1.8 million increase was due primarily to higher third party services expenses, product development expenses and personnel expenses associated with the development of our Pliant 3000 product. The third party services expenses consist of charges from independent contractor and engineering development firms. Product development expenses consist of prototype costs and product software development charges.

We anticipate that our research and development expenses in 2000 will exceed our 1999 expenses as we continue to develop our new product. A tight labor market in the Research Triangle Park area of North Carolina and extremely competitive engineering salaries for our development staff are likely to increase our research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of 2000 were approximately $3.5 million, compared to $2.9 million for the same period in 1999. These expenses include salaries, benefits and related expenses for personnel engaged in direct marketing, sales and field service support. They also include executive and administrative personnel, professional fees and other general corporate expenses. Our 2000 expenses increased by $0.6 million because we hired additional sales staff and incurred tradeshow expenses to launch our Pliant 3000 access product.

OTHER INCOME (EXPENSES)

In the first quarter of 2000, our interest expense was $0.6 million higher than our interest income. In the first quarter of 1999, our interest expense was higher than our interest income by $0.3 million. Interest income is earned on cash, cash equivalents and both short- and long-term investment balances. Our interest income decreased in the first quarter of 2000 compared to the same period in 1999 because we had less cash to invest. This decrease was partially offset by higher interest rates. Our interest expense in 2000 and 1999 was due to the $115.0 million of 5% convertible notes that we issued in May 1996. Interest expense will continue to exceed interest income in 2000 because we will use our cash and investments to develop and market our Pliant 3000 access product.

NET LOSS

During the first quarter of 2000, we lost $6.7 million or $0.49 per share, compared to our net loss of $5.4 million or $0.40 per share for the same period in 1999. Our 2000 net loss was worse than our 1999 net loss because we increased our research and development expenses as well as our selling, general and administrative expenses. These increases were partially offset by the increase in our gross margin.

Our operating results continue to reflect a lack of demand for our older products and the expenses for developing and marketing our new Pliant 3000 access product. We have been implementing our business strategy announced in early 1998 for seven full quarters, and we expect to incur substantial losses in future periods. (See Part II, Item 5: Risk Factors.)

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At the end of the first quarter of 2000, we had $61.1 million of cash, cash equivalents and short- and long-term investments, compared to $69.5 million at the end of 1999. These amounts included our restricted cash as described below. Restricted cash is cash that we cannot withdraw or use without restrictions and is not available to fund our general operations.

Our cash and investment assets decreased by $8.4 million in the first quarter of 2000. Our net loss of $6.7 million represented most of the cash we used. We also acquired $1.0 million of test equipment and software to support development of our Pliant 3000 access product, which also contributed to the decrease in our cash.

Our cash included restricted cash of $50,000 as of March 31, 2000, compared with $1.1 million at the end of 1999. Our March 31, 2000 restricted cash balance consisted of a deposit with our primary bank for a corporate procurement card. The collateral requirement for the bank procurement card was removed in early April 2000. Our 1999 restricted cash balance consisted of $1.0 million for an outstanding stand-by letter of credit and $50,000 for a corporate procurement card. The details of these restricted cash balances are more fully described in
Note 2 (Restricted Cash) to our Condensed Financial Statements.

Based on our current projections of operations, we expect that cash, cash equivalents and investments at March 31, 2000, along with cash we will receive from our development service contract with Lucent, will be adequate to fund our operating requirements and property and equipment expenditures at least until our convertible notes become due on May 15, 2001. Sales of our older products and our new Pliant 3000 access product will not generate significant cash in 2000.

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due on May 15, 2001. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Interest is payable on May 15 and November 15 of each year. Additional information about our convertible subordinated notes is described in Note 6 (Long-Term Debt) to our Condensed Financial Statements. We are current on all interest payments, and we anticipate making interest payments in the future.

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. Our financial advisor, CIBC Oppenheimer Corp., assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we began substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt-restructuring transaction at that time. Implementing a debt-restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments, and/or other adverse consequences. We may consider such a transaction after we begin selling our new Pliant 3000 access product.

                              PLIANT SYSTEMS, INC.


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

OTHER FINANCIAL INFORMATION

Backlog
-------

Our backlog includes sales orders we have received that have a scheduled delivery date before March 31, 2001. The aggregate sales price of orders received and included in backlog was approximately $1.9 million on March 31, 2000. We believe that the orders included in the backlog are firm orders and will be shipped before March 31, 2001. We may allow our customers to cancel or delay orders where it is in our best interest to do so.

Year 2000 Issues
----------------

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

QUANTITATIVE DISCLOSURES

The following table provides information about our financial instruments, primarily investments, that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Our investments are classified as both short- and long-term investments. All short-term investments are scheduled to mature within twelve months after March 31, 2000. Our long-term investments are scheduled to mature in 2001.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER FINANCIAL INFORMATION (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (continued)
----------------------------------------------------------

QUANTITATIVE DISCLOSURES (CONTINUED)

                                                   EXPECTED MATURITY DATES
                                                                                                                  Fair Value
(dollars in 000's)                  2000         2001          2002         2003         2004         Total        3/31/00
------------------------------- ------------- ------------ ------------- ------------ ------------ ------------ ---------------
ASSETS:
Short-term investments              $ 25,112      $    --            --           --           --     $ 25,112       $  25,112
Long-term investments                     --        1,048            --           --           --        1,048           1,048
Average interest rate                   5.7%          7.1%

LIABILITIES:
Long-term debt                            --      115,000            --           --           --      115,000       $  63,000
Average interest rate                                 5.0%                                                 5.0%

QUALITATIVE DISCLOSURES

Our investments are held for non-trading purposes and are subject to market risk for interest rates. We maintain our short- and long-term investments principally in U.S. Treasury obligations and commercial paper with various financial institutions. These institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution, as well as credit and maturity risks. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy. While we cannot predict or manage future interest rates, we evaluate our investment positions on an ongoing basis.

The long-term debt, which accrues interest at a fixed rate of 5%, is subject to market risk for interest rates. The 5% fixed rate may no longer approximate current market prices for such instruments.


PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any material litigation.

ITEM 5.  OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

forward-looking statements. Our forward-looking statements include statements related to our customers, business partners and competitors, our previous product, our new product introduction and our future financial requirements. Our forward-looking statements also relate to our field trials, discontinued debt-restructuring activities, and relationships with Lucent, Bosch and Marconi. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Our forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. These statements are not guarantees of future performance, and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q, before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, it is likely that our business, financial condition or operating results would be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Financial Risks
---------------

WE HAVE INCURRED NET LOSSES EVERY YEAR AND WE MAY NEVER ACHIEVE PROFITABILITY.

Our net loss for the first quarter of 2000 was $6.7 million. We have never been profitable on an annual basis and may never achieve profitability. As of March 31, 2000, we have an accumulated deficit of approximately $208.9 million.

WE HAVE NO ESTABLISHED PRODUCT THAT GENERATES SIGNIFICANT REVENUE.

We expect sales volume for our previous product, the FLX-2500, to remain low. The pricing terms of our contract with Lucent for our FLX-2500 product expired on April 8, 2000. Before the expiration date, Lucent placed what we believe will be its final order for the FLX-2500. Except for the R&D development contracts, we anticipate low revenues until our Pliant 3000 access product starts to generate sales in the third quarter of 2000. We must continue to invest substantial resources to develop and market our Pliant 3000 access product. We do not expect significant revenues from our new product until 2001.

PRICE COMPETITION MAY PREVENT US FROM ACHIEVING PROFITABILITY.

We expect price competition to continue to be an important competitive factor. Our previous contracts with Lucent for our FLX-2500 were forward priced, requiring us to deliver these products at prices that

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

PRICE COMPETITION MAY PREVENT US FROM ACHIEVING PROFITABILITY. (CONTINUED)

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

RESTRUCTURING OUR DEBT MAY CAUSE OUR EQUITY OWNERS TO SUFFER SUBSTANTIAL
DILUTION.

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. Our financial advisor, CIBC Oppenheimer Corp., assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we begin substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt-restructuring transaction at that time. Implementing a debt-restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments, and/or other adverse consequences. We may consider such a transaction as part of an overall refinancing plan after we begin selling our new Pliant 3000 access product.

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR OPERATIONS.

We estimate that we will have adequate cash resources to operate our business and develop our product at least until our convertible notes become due on May 15, 2001. In addition to the financing needed to repay the notes, we will require additional financing to fund our operations, primarily our product development activities. We cannot be certain that we will be able to obtain additional financing, or that the financing will be on favorable terms. If we are unable to obtain sufficient financing, we will be unable to continue upgrading our product to meet customer requirements and compete effectively.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

OUR PLIANT 3000 ACCESS PRODUCT IS OUR ONLY NEW PRODUCT UNDER DEVELOPMENT, AND IF WE EXPERIENCE DELAYS IN ITS DEVELOPMENT OR IN OBTAINING CUSTOMER ORDERS, WE MAY BE UNABLE TO OBTAIN FINANCING TO REPAY OUR CONVERTIBLE NOTES.

To survive, we cannot have significant delays in the development of our Pliant 3000 access product. To obtain the financing that we will need to repay our convertible notes, we expect investors will want to confirm that the second release of our Pliant 3000 product performs as anticipated and generates revenue. We do not expect significant revenue from sales of our Pliant 3000 product until after the second release is completed and marketed. The second release is not scheduled for shipment until the fourth quarter of 2000. Any delays in developing the second release, in completing successful field trials of the second release, or in receiving orders for the second release are likely to adversely affect our ability to raise capital before our convertible notes become due on May 15, 2001.

IF WE ARE INITIALLY SUCCESSFUL IN DEVELOPING AND MARKETING OUR PLIANT 3000 PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUSTAINED REVENUE.

Our Pliant 3000 product must compete in the market on price, architecture, features and other factors. Our development of our Pliant 3000 access product will be subject to significant technical and customer acceptance challenges. The development will require us to invest substantial money and time. We cannot be certain that we will be able to complete the development of this access product or that our product will be attractive to customers and priced competitively with the products of our competitors. If our Pliant 3000 product does not compete effectively, we will be unable to generate sustained revenue. As the Pliant 3000 product is the only product we have that we believe will generate substantial revenue in the foreseeable future, our company will be materially and adversely affected if it is not a competitive product.

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

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

Since 1997, sales of our older products have decreased each year, and we expect the decline to continue. We are developing our Pliant 3000 access product, but shipments of this product will not generate significant revenue until at least 2001. Our previous product sales and new product sales are difficult for us to project and may fluctuate from quarter to quarter. Also, the timing of our operating expenses may vary between quarters. These factors may cause volatility in our stock price.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET TO THE OVER THE COUNTER BULLETIN BOARD, AND THIS MAY CAUSE VOLATILITY IN OR ADVERSELY AFFECT OUR STOCK PRICE.

On February 12, 1999, the Nasdaq National Market delisted our shares of common stock because we failed to achieve compliance with continued listing criteria. Our shares are now traded on the Over The Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers and a lack of readily available bid and ask prices. These stocks may also experience a greater spread between the bid and ask price and a general loss of liquidity. Certain investors have policies against purchasing or holding OTCBB securities. The delisting and subsequent trading on the OTCBB have had, and will continue to have, a material adverse effect on both trading volume and market value of our stock. Since delisting, our stock price has traded from a low of $1.06 to a high of $16.06 per share, and the closing price of our stock on May 9, 2000 was $7.063.

We have not committed to a time period to apply for Nasdaq National Market relisting. We may apply for relisting with the commencement of new product revenue and upon advice from our investment bankers. There is no assurance that we will be relisted on the Nasdaq National Market or maintain that listing status.

Customer Risks
--------------

MOST OF OUR PROJECTED REVENUE FOR 2000 IS FROM OUR CONTRACTS WITH LUCENT, AND OUR FAILURE OR LUCENT'S FAILURE TO COMPLY WITH THE TERMS OF THE CONTRACT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS.

We expect that Lucent will provide more than 75% of our projected 2000 revenue. We will remain substantially dependent upon revenue from Lucent until we develop and successfully market our Pliant 3000 product. Our agreements with Lucent provide that Lucent will pay us significant fees for our development services. If Lucent failed to make the payments as scheduled, our cash flow would be adversely affected. We have given Lucent a one-year notice of our intention to discontinue manufacturing the FLX-2500 product. This notice took effect on April 8, 2000. By October 2000, Lucent must take delivery of all products ordered. Our failure or Lucent's failure to comply with existing agreements would have a material adverse effect on us.

Although the relationship with Lucent has provided revenue opportunities to us, and we believe it will continue to do so, the relationship includes certain risks as well. As we disclosed in our prior SEC filings, our relationship with Lucent relating to SDBAS, arising out of the November 1995

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Customer Risks (continued)
--------------

MOST OF OUR PROJECTED REVENUE FOR 2000 IS FROM OUR CONTRACTS WITH LUCENT, AND OUR FAILURE OR LUCENT'S FAILURE TO COMPLY WITH THE TERMS OF THE CONTRACT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS. (CONTINUED)

exclusive agreement, did not meet our expectations. This resulted in substantially lower than expected sales volume. There can be no assurance our current relationship with Lucent will not also fail to meet our expectations.

Our relationship with Lucent also may adversely affect our ability to partner with others in the telecommunications industry, due to change of control provisions contained in the Lucent agreements. If Lucent decides to change its relationship with us, or if there are rumors that Lucent will change its relationship with us, there could be an adverse effect on the market price of our stock.

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

The CLEC market is growing very rapidly and requires extensive capital investments. Many of our target customers in that market may require financing. Such financing may be extended credit terms and/or equipment leasing. Many CLECs already have substantial debt. Credit risks of these customers may prevent us from borrowing to provide them with vendor financing. Other vendors with whom we will be competing regularly provide vendor financing and have the financial resources to provide financing to customers with high credit risk. If we are unable to provide financing, these customers may not purchase our Pliant 3000 product. If we are able to provide vendor financing but are unable to collect from our customers, our financial condition will be adversely affected.

OUR RELATIONSHIP WITH MARCONI MAY NOT GENERATE SIGNIFICANT REVENUES.

We have received little revenue from the Marconi Alliance Agreement since 1998. Total revenue from Marconi for the three months ending March 31, 2000 was $0.7 million. Due to Marconi's notification to us that it will discontinue development of its FSAN 2.0 product and of its intent to manufacture the FSAN
1.0 product at its facilities, we are uncertain whether we will obtain significant additional revenues from the iFLX and/or FSAN products. We are focusing our business on sales of our Pliant 3000 access product, and our business plan does not include iFLX or FSAN revenues after 2000. Marconi has decided not to continue development of FSAN 2.0; therefore, we will not achieve all the benefits intended by this Agreement.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Customer Risks (continued)
--------------

OUR PRODUCT WILL HAVE TO COMPETE WITH THOSE OF LARGER AND MORE FINANCIALLY STABLE COMPANIES IN OUR TARGET MARKET.

Even if our development results are successful, our competitors already are selling products to customers in the market we have targeted. Most of these competitors are larger than we are, and many are profitable. Our competitors may develop new, competing technologies and products that are more attractive to customers than are our technologies and products. Also, our competitors may offer their products at materially lower prices or on more favorable financing terms.

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

IF WE DO NOT RESPOND QUICKLY TO CHANGING CUSTOMER NEEDS AND FREQUENT NEW PRODUCT INTRODUCTIONS BY OUR COMPETITORS, OUR PRODUCTS MAY BECOME OBSOLETE.

Our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing products and to develop and introduce new products that keep pace with:

     o the increased use of the Internet;
     o the growth in remote access by telecommuters;
     o the increasingly diverse distribution sources for high-quality digital video; and
     o other industry and technological trends.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Customer Risks (continued)
--------------

IF WE DO NOT RESPOND QUICKLY TO CHANGING CUSTOMER NEEDS AND FREQUENT NEW PRODUCT INTRODUCTIONS BY OUR COMPETITORS, OUR PRODUCTS MAY BECOME OBSOLETE. (CONTINUED)

We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. If we fail to timely and cost effectively develop new products that respond to new technologies and customer needs, the demand for our products may fall, and we could lose revenues.

Other Risks
-----------

OUR LIMITED BARGAINING POWER WITH CUSTOMERS AND VENDORS MAY NEGATIVELY IMPACT OUR NEW PRODUCT SALES AND GROSS MARGINS.

As fewer large, potential customers dominate our market, we may not have sufficient bargaining power to sell our products on favorable terms. If we succeed in expanding our sales, growth will place significant strain on our operational resources and systems. Because we depend on single source suppliers for certain materials, we may experience supplier delays. If this causes delays in filling customer orders, our customers may be dissatisfied.

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY NEGATIVELY IMPACT OUR FUTURE REVENUES.

Our patents and other proprietary rights may not prevent our competitors from developing non-infringing technology and products that are more attractive to customers than our technology and products. Our technology and products could be determined to infringe on the patents or other proprietary rights of others. If this were to occur, we may not be able to generate future revenues.

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT PERSONNEL COULD NEGATIVELY IMPACT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT.

We began developing our Pliant 3000 product in 1998, and many challenges exist to complete the development. We will need to retain our current key engineers, as well as attract additional engineers who have hardware and software experience in advanced digital access technologies. We are also managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing projects. There can be no assurance we will be successful in such efforts.

The value of our stock options for management and employees may be reduced at times due to delisting to the OTCBB. This decline in our stock value would be caused by lower stock prices, lower trading volume and other financial reasons. This could have a material adverse effect on our ability to recruit and retain key personnel unless we provide other recruiting and retention incentives, which will be

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Other Risks (continued)
-----------

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT PERSONNEL COULD NEGATIVELY IMPACT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT. (CONTINUED)

expensive. If we fail to recruit and retain key employees, this would have a material adverse effect on our ability to implement our business plan, including our ability to develop and sell our Pliant 3000 access product.

A SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

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

You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this "Risk Factors" section and elsewhere in this Form 10-Q.

We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in this "Risk Factors" section and elsewhere in this Form 10-Q could materially and adversely affect our business, financial condition and operating results.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Other Risks (continued)
-----------

A SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS. (CONTINUED)

We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      27.0 Financial Data Schedule

(b)   Reports on Form 8-K:
      None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


May 12, 2000                /s/ John T. Autrey
                            ------------------
                            John T. Autrey
                            Vice-President and Chief Financial Officer