Form 10-Q
period 2000-06-30
PLIANT SYSTEMS INC
filed 2000-08-14
CIK 904898

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

             [x] Quarterly Report pursuant Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000


          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period from______to______

                         Commission File Number 0-21766


                              PLIANT SYSTEMS, INC.



       Delaware                                                56-1615990
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)



4024 Stirrup Creek Drive, Suite 700, Durham, N.C.                  27703
(Address of principal executive offices)                         (Zip Code)

                                 (919) 544-0015
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Classes:                                      Outstanding as of August 7, 2000:
Common Stock ($.01 par Value)                 13,670,737

                              PLIANT SYSTEMS, INC.
                                      Index



                                                                                                   Page No.
                                                                                                 -------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

   Condensed Balance Sheets
      June 30, 2000 and December 31, 1999                                                             3-4

   Condensed Statements of Operations
      Three Months Ended June 30, 2000 and 1999                                                         5

   Condensed Statements of Operations
      Six Months Ended June 30, 2000 and 1999                                                           6

   Condensed Statements of Cash Flows
      Six Months Ended June 30, 2000 and 1999                                                           7

   Notes to Condensed Financial Statements                                                           8-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      12-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 18-19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             19

Item 4.  Submission of Matters to a Vote of Security Holders                                        19-20

Item 5.  Other Information                                                                          20-29

Item 6.  Exhibits and Reports on Form 8-K                                                              29


Signatures                                                                                             29


                              PLIANT SYSTEMS, INC.

                            Condensed Balance Sheets

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                                                            June 30,            December 31,
                                                                              2000                  1999
                                                                           ----------           ------------
                                                                          (Unaudited)            (Audited)
Assets
Current assets:
   Cash, cash equivalents                                             $     19,665,486    $     41,481,289
   Restricted cash (Note 2)                                                    --                1,050,000
   Short-term investments (Note 3)                                          30,490,992          21,655,887
   Accounts receivable, trade, less allowances $50,000 in 2000
     and $148,000 in 1999                                                      725,387           8,284,549
   Inventories (Note 4)                                                      1,715,424           1,578,157
   Prepaid expenses and other current assets                                   889,594             798,035
                                                                   ----------------------------------------------
Total current assets                                                        53,486,883          74,847,917
Long term investments (Note 3)                                                 --                5,296,678

Furniture, fixtures, and equipment:
  Equipment                                                                 18,596,552          16,240,184
  Software                                                                   5,830,521           5,554,299
  Furniture and fixtures                                                       727,963             728,341
  Leasehold improvements                                                     1,377,899           1,377,899
                                                                   ----------------------------------------------
                                                                            26,532,935          23,900,723
Accumulated depreciation and amortization                                  (19,383,980)        (17,891,388)
                                                                   ----------------------------------------------
Net furniture, fixtures and equipment                                        7,148,955           6,009,335

Deferred debt issuance costs (net of accumulated amortization)                 656,537           1,030,287
Other noncurrent assets (Note 5)                                             2,544,181           2,427,580
                                                                   ----------------------------------------------
Total assets                                                          $     63,836,556    $     89,611,797
                                                                   ==============================================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.

                            Condensed Balance Sheets


                                                                        June 30,                December 31,
                                                                          2000                     1999
                                                                       ---------                -----------
                                                                       (Unaudited)              (Audited)
Liabilities and stockholders' deficit
 Current liabilities:
   Accounts payable                                              $       3,901,664       $       7,738,270
   Accrued expenses                                                      5,568,057               5,570,599
   Convertible debt (Note 6)                                           115,000,000                      --
   Deferred revenue                                                        508,153               6,442,623
   Accrued warranty reserve                                                363,635                 830,852
                                                               ----------------------- ----------------------
Total current liabilities                                              125,341,509              20,582,344

Long-term liabilities:
   Convertible debt (Note 6)                                                    --             115,000,000
   Accrued expenses                                                        490,000                      --

Stockholders' deficit:
   Series A preferred stock, $.01 par value; 100,000 shares
      authorized; no shares issued and outstanding                              --                      --
   Convertible preferred stock, $.01 par value; 7,500,000
      shares authorized; no shares issued and outstanding                       --                      --
   Common stock, $.01 par value; 65,000,000 shares
      authorized; 13,664,099 and 13,605,073 shares
      outstanding                                                          136,641                 136,051
   Additional paid-in capital (Note 2)                                 156,795,642             156,573,170
   Deferred compensation (Note 5)                                         (350,000)               (450,000)
   Accumulated deficit                                                (218,577,236)           (202,229,768)
                                                               ----------------------- ----------------------
Total stockholders' deficit                                            (61,994,953)            (45,970,547)
                                                               ----------------------- ----------------------
Total liabilities and stockholders' deficit                      $      63,836,556       $      89,611,797
                                                               ======================= ======================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.

                       Condensed Statements of Operations

                                   (Unaudited)


                                                                          Three months ended June 30,
                                                                          2000                       1999
                                                                      -----------                 ---------
Revenues:
     Product sales and contract revenue                           $      1,288,294         $        3,859,250
     Services revenue                                                    2,648,778                  1,865,872
     Nonrefundable prepayment revenue                                           --                  2,185,000
                                                                ------------------------   ---------------------
     Net revenues                                                        3,937,072                  7,910,122

Costs and expenses:
     Cost of sales                                                       1,706,705                  3,661,738
     Research and development                                            7,497,001                  4,587,677
     Selling, general and administrative expenses                        3,605,110                  3,114,668
                                                                ------------------------   ---------------------
     Total costs and expenses                                           12,808,816                 11,364,083

Loss from operations                                                    (8,871,744)                (3,453,961)

Other income (expense):
     Interest income                                                       850,471                    805,985
     Interest expense                                                   (1,623,800)                (1,623,907)
                                                                ------------------------   ---------------------
     Total other income (expense)                                         (773,329)                  (817,922)
                                                                ------------------------   ---------------------
Net loss                                                         $      (9,645,073)         $      (4,271,883)
                                                                ========================   =====================
Net loss per share (Note 7)                                      $            (.71)         $            (.32)
                                                                ========================   =====================
Average number of shares and equivalents                                13,642,465                 13,454,971
                                                                ========================   =====================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.

                       Condensed Statements of Operations

                                   (Unaudited)


                                                                             Six months ended June 30,
                                                                           2000                       1999
                                                                        ---------                   --------
Revenues:
     Product sales and contract revenue                           $      2,846,173         $        6,088,314
     Services revenue                                                    7,684,470                  3,820,633
     Nonrefundable prepayment revenue                                           --                  2,185,000
                                                                ------------------------   ---------------------
     Net revenues                                                       10,530,643                 12,093,947

Costs and expenses:
     Cost of sales                                                       4,698,090                  5,648,256
     Research and development                                           13,691,491                  9,027,192
     Selling, general and administrative expenses                        7,131,796                  6,001,264
                                                                ------------------------   ---------------------
     Total costs and expenses                                           25,521,377                 20,676,712

Loss from operations                                                   (14,990,734)                (8,582,765)

Other income (expense):
     Interest income                                                     1,890,865                  2,165,342
     Interest expense                                                   (3,247,600)                (3,247,707)
                                                                ------------------------   ---------------------
     Total other income (expense)                                       (1,356,735)                (1,082,365)
                                                                ------------------------   ---------------------
Net loss                                                          $    (16,347,469)         $      (9,665,130)
                                                                ========================   =====================
Net loss per share (Note 7)                                       $          (1.20)         $            (.72)
                                                                ========================   =====================
Average number of shares and equivalents                                13,621,463                 13,445,007
                                                                ========================   =====================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                            Six months ended June 30,
                                                                           2000                    1999
                                                                          -------                 -------
Operating activities
Net loss                                                            $  (16,347,469)        $    (9,665,130)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                        1,511,563                1,323,842
     Other noncash charges                                                 873,896                  889,628
     Changes in operating assets                                         7,288,735               (7,507,199)
     Changes in operating liabilities                                   (9,750,835)              (3,986,554)
                                                                  ------------------------------------------
Net cash used in operating activities                                  (16,424,110)             (18,945,413)

Investing activities
Acquisitions of furniture, fixtures, and equipment                      (2,651,183)              (1,517,795)
Acquisitions of product software                                          (475,000)                      --
Net increase in investments                                             (3,538,427)             (13,759,417)
                                                                  ------------------------------------------
Net cash used in investing activities                                   (6,664,610)             (15,277,212)

Financing activities
   Issuance of common stock                                                222,917                   63,815
   Settlement of put option (Note 2)                                            --               (7,346,370)
   Decrease in restricted cash (Note 2)                                  1,050,000                6,229,843
                                                                  ------------------------------------------
Net cash provided by (used in) financing activities                      1,272,917               (1,052,712)

Decrease in cash and cash equivalents                                  (21,815,803)             (35,275,337)
Cash and cash equivalents at beginning of period                        41,481,289               45,403,692
                                                                  ------------------------------------------
Cash and cash equivalents at end of period                        $     19,665,486         $     10,128,355
                                                                  ==========================================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements
                                  June 30, 2000


1.    BASIS OF PRESENTATION

We have prepared the accompanying unaudited Condensed Financial Statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1999 included in our Form 10-K submission.

2.    RESTRICTED CASH

On December 31, 1999, we had an outstanding stand-by letter of credit in the amount of $1.0 million, which was secured by restricted cash of the same amount. The letter of credit expired in March 2000, and the related cash was reclassified to unrestricted cash. On December 31, 1999, we also had $50,000 restricted cash on deposit with our primary bank as collateral for a corporate procurement card. The collateral requirement for the bank procurement card was removed in April 2000. As of June 30, 2000, we had no restricted cash.

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

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of our investments in debt securities at the time of purchase. Debt securities for which we have both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. As of June 30, 2000, we had no investments that qualified as trading or available for sale.

As of June 30, 2000 and December 31, 1999, our investments in debt securities were classified as cash, cash equivalents and short- and long-term investments. We maintain these balances principally in demand deposit accounts, United States Treasury obligations and commercial paper with various

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements


3.    CASH, CASH EQUIVALENTS AND INVESTMENTS (CONTINUED)

INVESTMENTS IN DEBT SECURITIES (CONTINUED)

financial institutions. These financial institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy.

The following is a summary of cash, cash equivalents and both short- and long-term investments by balance sheet classification for June 30, 2000 and December 31, 1999:


                                                                    June 30,                December 31,
                                                                      2000                     1999
                                                                    -------                   ------
        Cash and cash equivalents:
            Demand deposit accounts                           $        1,138,147        $     29,651,381
            Commercial paper                                          18,527,339              11,829,908
                                                              ----------------------  -----------------------
                                                              $       19,665,486        $     41,481,289
                                                              ======================  =======================

        Short-term investments:
            Commercial paper                                  $       27,419,435        $     13,090,581
            U.S. Treasury obligations                                  3,071,557               8,565,306
                                                              ----------------------  -----------------------
                                                              $       30,490,992        $     21,655,887
                                                              ======================  =======================
        Long-term investments:
            Commercial paper                                  $               --        $      5,296,678
                                                              ======================  =======================

The estimated fair value of each investment approximates the amortized cost; therefore, there are no unrealized gains or losses as of June 30, 2000 and December 31, 1999.

4.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:


                                                                       June 30,             December 31,
                                                                         2000                   1999
                                                                     ------------          --------------
        Electronic parts and other components                        $ 3,810,733           $   3,616,080
        Work in process                                                  694,186                 941,399
        Finished goods                                                 1,154,633               1,086,363
                                                                     ------------          --------------
                                                                       5,659,552               5,643,842
        Inventory reserves                                            (3,944,128)             (4,065,685)
                                                                     ------------          --------------
                                                                     $ 1,715,424           $   1,578,157
                                                                     ============          ==============

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

In August 1999, Mr. Orr's employment agreement was amended, resulting in the transfer of the $4.0 million from a rabbi trust to a secular trust. All other terms of the employment agreement remained unchanged, including the term of Mr. Orr's employment. Interest earnings from the secular trust are paid annually to Mr. Orr. The accounting effects of transferring the $4.0 million from a rabbi trust to a secular trust resulted in the removal of the restricted cash classification on the balance sheet, along with the removal of the long-term deferred compensation liability. The remaining amount of the $4.0 million that was not charged to compensation expense at the time of this amendment has been recorded as prepaid compensation. The balance of $1.4 million as of June 30, 2000 is included in other noncurrent assets and is being amortized to compensation expense over the remaining term of the employment agreement.

Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, we charged deferred compensation expense equivalent to the market value at the date of grant, $1.0 million, to stockholders' equity. We are amortizing this amount as compensation expense over the term of the employment agreement of five years.

6.    CONVERTIBLE DEBT

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001 that entitle the holder to convert the notes into shares of our common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of our common stock at a conversion price of $41.48 per share. We could not redeem the notes before May 15, 1999. After that date, we may redeem the notes initially at 102% and at decreasing prices thereafter to 100% at maturity, plus accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. As of May 15, 2000, the convertible subordinated notes were reclassified from long-term liabilities to short-term liabilities because the maturity date is within one year.

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

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements


8.    BUSINESS SEGMENT INFORMATION

We are engaged in a single business segment consisting of the development, manufacture, marketing and service of electronic equipment for the telecommunications industry. Regional Bell operating companies (RBOCs), independent telephone companies and competitive local exchange carriers are the primary users of our products. In 1998, we entered into several agreements with Lucent Technologies, which utilized our research and development and manufacturing resources.

Revenues from Lucent, Marconi (formerly Bosch Telecom, Inc.) and direct sales to RBOCs and others as a percentage of our total revenues are as follows:

                                                       June 30,
                                                   2000       1999
                                                ----------------------
                   Lucent                           85.0%       94.0%
                   Marconi                          12.0         2.0
                   RBOCs and others                  3.0         4.0
                                                ----------------------
                                                   100.0%      100.0%
                                                ======================

Revenues by geographic area as a percentage of our total revenues are as follows:

                                                       June 30,
                                                   2000       1999
                                                ----------------------
                   United States                    89.0%       97.0%
                   Europe                           11.0         3.0
                                                ----------------------
                                                   100.0%      100.0%
                                                ======================


The following customers' accounts receivable balances as a percentage of our total accounts receivable as of June 30, 2000 and December 31, 1999 are as follows:

                                                   2000       1999
                                                -----------------------
                   Lucent                           38.0%       92.0%
                   Marconi                          19.0         3.0
                   RBOCs                            16.0         3.0
                   Others                           27.0         2.0
                                                -----------------------
                                                   100.0%      100.0%
                                                =======================

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

New Product Status
------------------

PRODUCT DEVELOPMENT

The Pliant(TM) 3000 Integrated Access Platform is our next generation access product that we announced on December 15, 1999. We displayed Release 1.0 of our Pliant 3000 at the ComNet trade show in late January and at Networld+Interop 2000 in May. The first release is our narrowband traditional telephony platform. We have continued making progress in the development of the second release of our Pliant 3000. The second release will add ATM-based digital subscriber line capabilities to the traditional narrowband and data and voice services that are available in the first release. We demonstrated the ADSL capability of the integrated Pliant 3000 TDM/ATM platform at the SuperComm 2000 trade show in Atlanta in early June. This was one of the industry's first live demonstrations of a high-capacity integrated access system delivering ATM- and TDM-based services over xDSL-enabled copper loops. The third release of our Pliant 3000 will implement a variety of converged networking and data service enhancements. This release is planned for the third quarter of 2001.

PRODUCT CERTIFICATIONS AND RECOGNITION

The first release of our Pliant 3000 Integrated Access Platform received Network Equipment Building Standards Level 3 certification in July. In addition, the first release of our Pliant 3000 received UL 1950 listing and FCC Part 15 compliance. These assure our customers the highest levels of product safety when deploying our platform into telecommunication networks. They also represent important milestones in the continued development of our integrated access platform.

On our first attempt, we successfully completed GR-303 interoperability testing of our Pliant 3000 with Nortel Networks' DMS-100 family of Class 5 switches and with Lucent Technologies' 5ESS(R) AnyMedia(TM) Class 5 switch. This ensures our ILEC and CLEC customers of compatibility with the industry's leading PSTN switching platforms. The Pliant 3000 is one of the first integrated access platforms combining TDM and ATM functionality to pass Nortel's and Lucent's extensive range of testing.

Pliant Systems was named the Innovations 2000 winner at the Wisconsin State Telecommunications Association convention held in May. This award recognizes products that provide new and innovative services to telecommunications carriers. Companies that are introducing new products in 2000 are eligible for the award.

                              PLIANT SYSTEMS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

New Product Status (continued)
------------------

FIELD TRIALS

At the end of the first quarter, we completed site engineering and began shipping hardware in preparation for our first customer field trials for our Pliant 3000. In early June, we completed the equipment installation phase of the initial field trial at Twin Lakes Telephone Cooperative Corporation in Gainsboro, Tennessee. The system has been operating since early July with typical start-up conditions, and the system is meeting our expectations. We have planned four additional field trials with three ILECs and one CLEC. We have begun the installation phase of two of these trials and expect most of the trials to be operational by the end of the third quarter. These trials will provide a basis for expanded trials for the broadband functionality of our second release.

REVENUE STATUS

We expect initial sales of the first release of our Pliant 3000 in September 2000. We expect to begin shipping the second release of our Pliant 3000 in the fourth quarter of this year, if field trials are successful. We do not expect substantial revenues from our Pliant 3000 product until after we successfully complete development and customer field trials for the second and third releases of the product. There can be no assurance that the final software integration and/or field trials will be on schedule or successful or that we will have orders for the new product.

Appointment of New Board Member
-------------------------------

In June, we appointed Norman R. Robertson to our Board of Directors. Mr. Robertson has thirty years of financial management expertise, primarily in high-growth technology companies. He is currently the Vice President of Finance and Chief Financial Officer of Progress Software Corporation in Bedford, Massachusetts, a leading supplier of Internet application development and deployment software.

Marconi Relationship
--------------------

In early May 2000, Marconi (formerly Bosch Telecom) notified us that it will discontinue development of its FSAN 2.0 product. Marconi also provided us a notice of its intent to invoke its right to manufacture the FSAN 1.0 product at its facilities and pay us royalties under the license agreement. We are continuing discussions with Marconi to review the entire Alliance Agreement and our future relationship with Marconi. There can be no assurance that we will receive additional revenue from the Marconi Alliance.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES

Second Quarter
--------------

Our net revenues in the second quarter of 2000 were $3.9 million, compared to $7.9 million in the second quarter of 1999. Our revenues for the second quarter of 1999 included $2.2 million of nonrefundable prepayments we received from Lucent in prior years. If we exclude this one-time revenue, our second quarter revenue decreased by $1.8 million compared to 1999. This decrease was due to lower product sales and contract revenue, partially offset by higher services revenue.

Our product sales and contract revenue decreased to $1.3 million from $3.9 million in 1999. In 2000, this revenue included $1.0 million in sales of our legacy FLX products, compared to less than $1.0 million for the same period in 1999. The 1999 revenue included sales of a product we manufactured for Lucent. It also included revenue from our Manufacturing Agreement with Lucent. In late 1999, we discontinued manufacturing the Lucent product due to decreased demand from Lucent's customer. Also, in early 2000 we agreed with Lucent to transfer the remaining manufacturing contract obligation to our 1998 Research & Development Agreement with Lucent. As a result, our product sales have decreased.

The revenue we earn from providing services increased to $2.6 million in the second quarter of 2000, compared to $1.9 million for the same period in 1999. This increase was due to recognition of milestones we met in providing development services in connection with our 1998 Research & Development Agreement with Lucent. We recognize services revenue under the percentage-of-completion method of accounting.

Year to Date
------------

Our net revenues for the first six months of 2000 were $10.5 million, compared to $12.1 million for the same period in 1999. Excluding the one-time revenues explained above, our net revenues for the first six months of 2000 were $0.6 million higher than the same period in 1999. The increase in revenue was due to higher services revenue, partially offset by lower product sales. Services revenue increased to $7.6 million, compared to $3.8 million in 1999, due to the amended Lucent agreements explained above and the achievement of significant milestones in the research and development project for Lucent. Product sales and services revenue decreased from $6.1 million in 1999 to $2.8 million in 2000 due to the discontinuation of manufacturing of Lucent's product and the transfer of contract revenues to our Research & Development Agreement with Lucent.

Product sales for the first six months of 2000 included $2.2 million in sales of our FLX products, compared to $1.5 million in 1999. This increase is due to end-of-life sales of the product. We no longer devote resources to actively market our FLX products, and we do not expect significant future revenues from our FLX products. In April 1999, we gave the required one-year notice to Lucent that we would discontinue manufacturing of our FLX products. In early April 2000, Lucent placed a final order for these products under our long-term pricing agreement. Based on our agreement with Lucent, Lucent must accept these products for delivery by October 2000. Lucent may continue to order these products, but we are no longer bound by the long-term pricing agreement. We do not expect Lucent to place any

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES (CONTINUED)

Year to Date (continued)
------------

additional orders for these products. We have received little revenue from our 1998 Alliance with Marconi, and we do not expect to receive significant future revenues from the FSAN 1.0 products Marconi has developed.

Pliant 3000 Revenue Status
--------------------------

We expect that we will not have initial revenues from the first release of our Pliant 3000 until September 2000. We anticipate that we will not receive substantial revenues from our Pliant 3000 access product until after we successfully complete development and customer field trials for the second and third releases of that product. We plan to ship the second release of our Pliant 3000 in the fourth quarter of 2000 if the field trials, which may start in late September, are successful. We expect to introduce the third release of our Pliant 3000 access product during the third quarter of 2001. (See "Recent Developments" above.)

COST OF SALES AND GROSS MARGIN

Our cost of sales for the second quarter of 2000 was $1.7 million, compared to $3.7 million for the same period in 1999. Our cost of product revenue was $1.5 million in 2000 and $2.8 million in 1999. Our cost of services revenue was $0.2 million in 2000, compared with $0.9 million in 1999. The total gross margin of $2.2 million for the second quarter of 2000 was 57%, compared to 36% for the same period of 1999, excluding one-time revenues in 1999. The increased gross margin for the second quarter reflects the increased services revenue from the Lucent Research & Development Agreement.

Our cost of sales for the first six months of 2000 was $4.7 million, compared to $5.6 million for the same period in 1999. Our cost of product revenue was $3.6 million in 2000 and $4.0 million in 1999. Our cost of services revenue was $1.1 million in 2000, compared with $1.6 million in 1999. The gross margin of $5.8 million was 55%, compared to 43% in 1999, excluding one-time revenues in 1999. The increased gross margin reflects the increased services revenue from the Lucent Research & Development Agreement.

Our industry is currently experiencing long lead times and shortages on certain electronic parts. Although we have not experienced any critical problems at this time, any significant delays with lead times on parts and/or component availability could adversely affect our revenues, costs and gross margins.

If our Pliant 3000 sales goals and cost reduction targets are not met, our potential profitability will be adversely affected. We expect that customer price competition could have an adverse impact on our gross margins. We expect that margins will fluctuate because we cannot accurately predict the timing of shipments of our Pliant 3000 access product that is under development and in field trials. We will also experience gross margin fluctuations because during 2000 a larger portion of our revenue will be derived from services for Lucent rather than product.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses for the second quarter of 2000 were approximately $7.5 million, compared to $4.6 million for the same period in 1999. For the first six months of 2000, our research and development expenses were approximately $13.7 million, compared to $9.0 million for the same period in 1999. The increases of $2.9 million for the quarter and $4.7 million for the six months were due primarily to higher third party services expenses, product development expenses and personnel expenses associated with the development of our Pliant 3000 product. The third party services expenses consisted of charges from independent contractor and engineering development firms. Product development expenses consisted of prototype costs and product software development charges.

We anticipate that our research and development expenses in 2000 will exceed our 1999 expenses as we continue to develop our new product and support our field trials. A tight labor market in the Research Triangle Park area of North Carolina and extremely competitive engineering salaries for our development staff are likely to increase our research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter of 2000 were approximately $3.6 million, compared to $3.1 million for the same period in 1999. For the first six months of 2000, our selling, general and administrative expenses were approximately $7.1 million, compared to $6.0 million for the same period in 1999. Our 2000 expenses increased by $0.5 million for the second quarter and $1.1 million for the six-month period because we hired additional sales staff and incurred significant trade show expenses to launch our Pliant 3000 access product. These expenses included salaries, benefits and related expenses for personnel engaged in direct marketing, sales and field service support. They also included executive and administrative personnel, professional fees and other general corporate expenses.

OTHER INCOME (EXPENSES)

In the second quarter of 2000, our interest expense was $0.8 million higher than our interest income. In the second quarter of 1999, our interest expense was also higher than our interest income by $0.8 million, in part because we realized a $0.3 million capital loss related to the equity put option exercised in March and April of 1999. We had less cash to invest in 2000, but yields on our investments were higher than 1999 due to higher interest rates.

In the first six months of 2000, our interest expense was $1.4 million higher than our interest income, compared to $1.1 million in 1999. Interest income is earned on cash, cash equivalents and both short- and long-term investment balances. Our interest income decreased by $0.3 million in the first six months of 2000 compared to the same period in 1999 because we had less cash to invest. The 2000 decrease would have been larger, but in 1999 we realized a $0.3 million capital loss discussed above. This decrease was partially offset by higher interest rates in 2000. Our interest expense in 2000 and 1999 was due to the $115.0 million of 5% convertible notes that we issued in May 1996. Interest expense will continue to exceed interest income in 2000 because we will use our cash and investments to develop and market our Pliant 3000 access product.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET LOSS

During the second quarter of 2000, we lost $9.6 million or $(0.71) per share, compared to our net loss of $6.5 million or $(0.48) per share (adjusted for the one-time revenue) for the same period in 1999. For the first six months of 2000, we lost $16.3 million or $(1.20) per share, compared to our net loss of $11.9 million or $(0.88) per share (adjusted for the one-time revenue) for the same period in 1999. Our net losses increased in 2000 because we increased our research and development expenses as well as our selling, general and administrative expenses to support the development and introduction of our new Pliant 3000 product. These increases were partially offset by an increase in our gross margin due to increased services revenue.

Our operating results continue to reflect a lack of demand for our older products and the transition to our new access product, the Pliant 3000, and its related development and marketing expenses. We have been implementing our business strategy announced in early 1998 for eight full quarters, and we expect to incur substantial losses in future periods. (See Part II, Item 5: Risk Factors.)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had $50.2 million of cash, cash equivalents and short- and long-term investments, compared to $69.5 million at the end of 1999. These amounts included our restricted cash as described below. Restricted cash is cash that we cannot withdraw or use without restrictions and is not available to fund our general operations.

Our cash and investment assets decreased by $19.3 million in the first six months of 2000. Our net loss of $16.3 million represented most of the cash we used. We also acquired $3.1 million of test equipment and software to support development of our Pliant 3000 access product, which also contributed to the decrease in our cash.

Our cash included restricted cash of $1.1 million at the end of 1999. This balance consisted of $1.0 million for an outstanding stand-by letter of credit and $50,000 for a corporate procurement card. The letter of credit expired in March 2000. The collateral requirement for the bank procurement card was removed in early April 2000. As of June 30, 2000, we had no restricted cash.

Accounts receivable decreased by $7.6 million during 2000. The 1999 balance of $8.3 million included invoices for the Lucent product that we were manufacturing and invoices related to the Lucent Manufacturing Agreement and Research & Development Agreement. Deferred revenue also decreased due to our recognition of revenue that was included in deferred revenue at the end of 1999. We have increased our inventories slightly in order to support field trials and initial customer orders for our Pliant 3000.

Based on our current projections of operations, we expect that cash, cash equivalents and investments as of June 30, 2000, along with cash we will receive from our development service contract with Lucent, will be adequate to fund our operating requirements and property and equipment expenditures at least until our convertible notes become due on May 15, 2001. Sales of our older products and our new Pliant 3000 access product will not generate significant cash in 2000.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due on May 15, 2001. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Interest is payable on May 15 and November 15 of each year. Current liabilities increased by $104.7 million due to the reclassification of our $115.0 million notes from long-term to short-term liabilities. Additional information about our convertible subordinated notes is described in Note 6 (Convertible Debt) to our Condensed Financial Statements. We are current on all interest payments, and we anticipate making interest payments in the future.

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. CIBC Oppenheimer Corp., our financial advisor at that time, assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we began substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt-restructuring transaction at that time. Implementing a debt-restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments, and/or other adverse consequences. We may have to consider such a transaction after we begin selling our new Pliant 3000 access product and as we attempt to raise additional equity and/or debt financing, because the existing debt terms may impede our ability to raise capital.

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

OTHER FINANCIAL INFORMATION

Backlog
-------

Our backlog includes sales orders we have received that have a scheduled delivery date before June 30, 2001. The aggregate value of orders received and included in backlog was approximately $2.0 million on June 30, 2000. We believe that the orders included in the backlog are firm orders and will be shipped before June 30, 2001. We may allow our customers to cancel or delay orders where it is in our best interest to do so.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

The following table provides information about our financial instruments, primarily investments, which are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Our investments are

                              PLIANT SYSTEMS, INC.

QUANTITATIVE DISCLOSURES (CONTINUED)

classified as short-term investments. All short-term investments are scheduled to mature within twelve months after June 30, 2000. As of June 30, 2000, we had no long-term investments.

                             EXPECTED MATURITY DATES
                             -----------------------

                                                                                                          Fair Value
(dollars in 000's)                2000         2001        2002        2003       2004        Total         6/30/00

Assets:
Short-term investments         $ 30,491           --          --          --         --      $ 30,491      $  30,491
Long-term investments                --           --          --          --         --            --             --
Average interest rate              6.0%

Liabilities:
Short-term debt                      --      115,000          --          --         --       115,000      $  57,500
Average interest rate                           5.0%                                             5.0%


QUALITATIVE DISCLOSURES

Our investments are held for non-trading purposes and are subject to market risk for interest rates. We maintain our short- and long-term investments principally in United States Treasury obligations and commercial paper with various financial institutions. These institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution, as well as credit and maturity risks. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy. While we cannot predict or manage future interest rates, we evaluate our investment positions on an ongoing basis.

The short-term debt, which accrues interest at a fixed rate of 5%, is subject to market risk for interest rates. The 5% fixed rate may no longer approximate current market prices for such instruments.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PROPOSAL 1: ELECTION OF DIRECTORS

Our annual meeting of stockholders was held on Tuesday, May 16, 2000. At this meeting, our stockholders voted on three proposals. These proposals are described below, along with the voting results.

                              PLIANT SYSTEMS, INC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

PROPOSAL 1: ELECTION OF DIRECTORS (CONTINUED)

Our stockholders voted in favor of our nominees for two Class I directors to serve three-year terms that will expire at the 2003 annual meeting of stockholders. There was no solicitation in opposition to our nominees. The voting results are as follows:


                                          Votes          Votes              Votes
                                           For          Against           Abstaining
       Dr. John R. Hutchins III        12,207,745           0               72,939
       David E. Orr                    12,211,585           0               69,099


PROPOSAL 2: AMENDMENT TO OUR EQUITY COMPENSATION PLAN

Our stockholders approved an amendment to our Equity Compensation Plan increasing the number of shares of our common stock reserved for issuance under the plan by 650,000 shares. The voting results are as follows:


                                           Votes                Votes                Votes
                                            For                Against            Abstaining
       Votes to amend Equity
       Compensation Plan                 11,785,016            468,158              27,510



PROPOSAL 3: RATIFY OUR SELECTION OF INDEPENDENT AUDITORS

Our stockholders ratified our selection of Ernst & Young LLP to serve as our auditors for the year ending December 31, 2000. The voting results are as follows:


                                           Votes                Votes                Votes
                                            For                Against            Abstaining
       Votes to ratify independent
       auditors                          12,229,309            33,523               17,852



ITEM 5.  OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to our customers, business partners and competitors, our previous product, our new product introduction, and our future financial requirements. Our forward-looking statements also relate to our field trials,

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

discontinued debt-restructuring activities, and relationships with Lucent and Marconi. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

Financial Risks
---------------

WE HAVE INCURRED NET LOSSES EVERY YEAR AND WE MAY NEVER ACHIEVE PROFITABILITY.

Our net loss for the first six months of 2000 was $16.3 million. We have never been profitable on an annual basis and may never achieve profitability. As of June 30, 2000, we had an accumulated deficit of approximately $218.6 million.

WE HAVE NO ESTABLISHED PRODUCT THAT GENERATES SIGNIFICANT REVENUE.

We expect sales volume for our previous product, the FLX-2500, to remain low. The pricing terms of our contract with Lucent for our FLX-2500 product expired on April 8, 2000. Before the expiration date, Lucent placed what we believe will be its final order for the FLX-2500. Except for the Research & Development contracts, we anticipate low revenues until our Pliant 3000 access product starts to generate sales in September 2000. We must continue to invest substantial resources to develop and market our Pliant 3000 access product. We do not expect significant revenues from our new product until 2001.

PRICE COMPETITION MAY PREVENT US FROM ACHIEVING PROFITABILITY.

We expect price competition to continue to be an important competitive factor. Our previous contracts with Lucent for our FLX-2500 were forward priced, requiring us to deliver these products at prices that would be profitable only at high volumes. We believe it is unlikely that high volume demand will ever develop for these products. Potential customers for our Pliant 3000 product may also require long-term contracts at fixed prices. If these volumes do not materialize and if we are unable to achieve planned cost reductions, our new product may not be profitable.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

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

RESTRUCTURING OUR DEBT MAY CAUSE OUR EQUITY OWNERS TO SUFFER SUBSTANTIAL
DILUTION.

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. CIBC Oppenheimer Corp., our financial advisor at that time, assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we begin substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt-restructuring transaction at that time. Implementing a debt-restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments, and/or other adverse consequences. We may have to consider such a transaction as part of an overall refinancing plan after we begin selling our new Pliant 3000 access product and as we attempt to raise additional equity and/or debt financing. Undertaking a debt restructuring as part of an equity and/or debt financing plan may result in dilution of our equity.

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR OPERATIONS.

We estimate that we will have adequate cash resources to operate our business and develop our product at least until our convertible notes become due on May 15, 2001. Besides the financing needed to repay the notes, we will also require additional financing to fund our operations, primarily our product development activities. The terms of our existing debt may impede our ability to raise capital. We cannot be certain that we will be able to obtain additional financing or that the financing will be on favorable terms. If we are unable to obtain sufficient financing, we will be unable to continue upgrading our product to meet customer requirements and compete effectively.

OUR PLIANT 3000 ACCESS PRODUCT IS OUR ONLY NEW PRODUCT UNDER DEVELOPMENT, AND IF WE EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCT, IN COMPLETING SUCCESSFUL FIELD TRIALS OR IN OBTAINING CUSTOMER ORDERS, WE MAY BE UNABLE TO OBTAIN FINANCING TO REPAY OUR CONVERTIBLE NOTES.

To survive, we cannot have significant delays in the development of our Pliant 3000 access product or significant problems in our field trials. To obtain the financing that we will need to repay our convertible

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

OUR PLIANT 3000 ACCESS PRODUCT IS OUR ONLY NEW PRODUCT UNDER DEVELOPMENT, AND IF WE EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCT, IN COMPLETING SUCCESSFUL FIELD TRIALS OR IN OBTAINING CUSTOMER ORDERS, WE MAY BE UNABLE TO OBTAIN FINANCING TO REPAY OUR CONVERTIBLE NOTES. (CONTINUED)

notes, we expect investors will want to confirm that the second release of our Pliant 3000 product performs as anticipated and generates revenue. We do not expect significant revenue from sales of our Pliant 3000 product until after the second release is completed and marketed. The second release is not scheduled for shipment until the fourth quarter of 2000. Any delays in developing the second release, completing successful field trials of the second release, or receiving orders for the second release are likely to adversely affect our ability to raise capital before our convertible notes become due on May 15, 2001.

IF WE ARE INITIALLY SUCCESSFUL IN DEVELOPING AND MARKETING OUR PLIANT 3000 PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUSTAINED REVENUE.

Our Pliant 3000 product must compete in the market on price, architecture, features and other factors. Our development of our Pliant 3000 access product will be subject to significant technical and customer acceptance challenges. The development will require us to invest substantial money and time. We cannot be certain that we will be able to complete the development of this access product or that our product will be attractive to customers and priced competitively with the products of our competitors. If our Pliant 3000 product does not compete effectively, we will be unable to generate sustained revenue. As our Pliant 3000 product is the only product we have that we believe will generate substantial revenue in the foreseeable future, our company will be materially and adversely affected if it is not a competitive product.

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

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

Since 1997, sales of our older products have decreased each year, and we expect the decline to continue. We are developing our Pliant 3000 access product, but shipments of this product will not generate significant revenue until at least 2001. Our new product sales are difficult for us to project and may fluctuate from quarter to quarter. Also, the timing of our operating expenses may vary between quarters. These factors may cause volatility in our stock price.

OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET TO THE OVER THE COUNTER BULLETIN BOARD, AND THIS MAY CAUSE VOLATILITY IN OR ADVERSELY AFFECT OUR STOCK PRICE.

On February 12, 1999, the Nasdaq National Market delisted our shares of common stock because we failed to achieve compliance with continued listing criteria. Our shares are now traded on the Over The

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET TO THE OVER THE COUNTER BULLETIN BOARD, AND THIS MAY CAUSE VOLATILITY IN OR ADVERSELY AFFECT OUR STOCK PRICE. (CONTINUED)

Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter equity securities. The OTCBB does not impose listing standards or requirements other than requiring regular filings with the SEC. It also does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers and a lack of readily available bid and ask prices. These stocks may also experience a greater spread between the bid and ask price and a general loss of liquidity. Certain investors have policies against purchasing or holding OTCBB securities. The delisting and subsequent trading on the OTCBB have had, and will continue to have, a material adverse effect on both trading volume and market value of our stock. Since delisting, our stock price has traded from a low of $1.06 to a high of $16.06 per share, and the closing price of our stock on August 7, 2000 was $5.00.

We have not committed to a time period to apply for Nasdaq National Market relisting. We may apply for relisting with the commencement of new product revenue, with an attempt to raise additional capital, and/or upon advice from our investment bankers. There is no assurance that we will be relisted on the Nasdaq National Market or maintain that listing status.

Customer Risks
--------------

MOST OF OUR PROJECTED REVENUE FOR 2000 IS FROM OUR CONTRACTS WITH LUCENT, AND OUR FAILURE OR LUCENT'S FAILURE TO COMPLY WITH THE TERMS OF THE CONTRACT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS.

We expect that Lucent will provide more than 80% of our projected 2000 revenue. We will remain substantially dependent upon revenue from Lucent until we complete development and successfully market our Pliant 3000 product. Our agreements with Lucent provide that Lucent will pay us significant fees for our development services. If Lucent fails to make the payments as scheduled, our cash flow would be adversely affected. We have given Lucent a one-year notice of our intention to discontinue manufacturing the FLX-2500 product. This notice took effect on April 8, 2000. By October 2000, Lucent must take delivery of all products ordered. Our failure or Lucent's failure to comply with existing agreements would have a material adverse effect on us.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Customer Risks (continued)
--------------

MOST OF OUR PROJECTED REVENUE FOR 2000 IS FROM OUR CONTRACTS WITH LUCENT, AND OUR FAILURE OR LUCENT'S FAILURE TO COMPLY WITH THE TERMS OF THE CONTRACT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS. (CONTINUED)

Our relationship with Lucent also may adversely affect our ability to partner with others in the telecommunications industry, due to change of control provisions contained in our agreements with Lucent. If Lucent decides to change its relationship with us, or if there are rumors that Lucent will change its relationship with us, there could be an adverse effect on the market price of our stock.

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

The CLEC market is growing very rapidly and requires extensive capital investments. Many of our target customers in that market may require financing. Such financing may be in the form of extended credit terms and/or equipment leasing. Many CLECs already have substantial debt. Credit risks of these customers may prevent us from borrowing to provide them with vendor financing. Other vendors with whom we will be competing regularly provide vendor financing and have the financial resources to provide financing to customers with high credit risk. If we are unable to provide financing, these customers may not purchase our Pliant 3000 product. If we are able to provide vendor financing but are unable to collect from our customers, our financial condition will be adversely affected.

OUR RELATIONSHIP WITH MARCONI MAY NOT GENERATE SIGNIFICANT REVENUES.

We have received little revenue from the Marconi Alliance Agreement since 1998. Total revenue from Marconi for the six months ending June 30, 2000 was $1.3 million. Due to Marconi's notification to us that it will discontinue development of its FSAN 2.0 product and of its intent to manufacture the FSAN
1.0 product at its facilities, we are uncertain whether we will obtain significant additional revenues from the iFLX and/or FSAN products. We are focusing our business on sales of our Pliant 3000 access product, and our business plan does not include iFLX or FSAN revenues after 2000. Marconi has decided to discontinue development of FSAN 2.0; therefore, we will not achieve all the benefits intended by this Agreement.

OUR PRODUCT WILL HAVE TO COMPETE WITH THOSE OF LARGER AND MORE FINANCIALLY STABLE COMPANIES IN OUR TARGET MARKET.

Even if our development results are successful, our competitors already are selling products to customers in the market we have targeted. Most of these competitors are larger than we are, and many are

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Customer Risks (continued)
--------------

OUR PRODUCT WILL HAVE TO COMPETE WITH THOSE OF LARGER AND MORE FINANCIALLY STABLE COMPANIES IN OUR TARGET MARKET. (CONTINUED)

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

Other Risks
-----------

OUR LIMITED BARGAINING POWER WITH CUSTOMERS AND VENDORS MAY NEGATIVELY IMPACT OUR NEW PRODUCT SALES AND GROSS MARGINS.

As fewer large, potential customers dominate our market, we may not have sufficient bargaining power to sell our products on favorable terms. If we succeed in expanding our sales, growth will place significant strain on our operational resources and systems. Because we depend on single source suppliers for certain materials, we may experience supplier delays. If this issue causes delays in filling customer orders, our customers may be dissatisfied.

Our industry is currently experiencing long lead times and shortages on certain electronic parts. Although we have not yet experienced any critical problems, any significant delays with lead times on parts and/or component availability could adversely affect our revenues, costs and gross margins.

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

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT AND SALES PERSONNEL COULD NEGATIVELY IMPACT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT AND SALES.

We began developing our Pliant 3000 product in 1998, and many challenges exist to complete its development and successfully sell the product. We will need to retain our current key engineers, as well as attract additional engineers who have hardware and software experience in advanced digital access technologies. We are managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing projects. We will also have to continue to attract and retain experienced telecommunications equipment sales personnel. There can be no assurance we will be successful in such efforts.

The value of our stock options for management and employees may be reduced at times due to delisting to the OTCBB. This decline in our stock value would be caused by lower stock prices, lower trading

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Other Risks (continued)
-----------

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT AND SALES PERSONNEL COULD NEGATIVELY IMPACT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT AND SALES. (CONTINUED)

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

A SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future business success and financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

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



August 14, 2000                       /s/ John T. Autrey
                                      ------------------------------------------
                                      John T. Autrey
                                      Vice President and Chief Financial Officer