Form 10-Q
period 2000-09-30
PLIANT SYSTEMS INC
filed 2000-11-14
CIK 904898

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

             [x] Quarterly Report pursuant Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2000


          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Transition Period from______to______

                         Commission File Number 0-21766


                              PLIANT SYSTEMS, INC.


               Delaware                                     56-1615990
---------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

4024 Stirrup Creek Drive, Suite 700, Durham, N.C.          27703
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (919) 544-0015
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ___X___                No_______

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Classes:                             Outstanding as of November 7, 2000:
-------                              -----------------------------------
Common Stock ($.01 par Value)        13,709,282

                              PLIANT SYSTEMS, INC.
                                      Index

                                                                              Page No.
                                                                          -------------
Part I - Financial Information

Item 1.  Financial Statements:

   Condensed Balance Sheets
      September 30, 2000 and December 31, 1999                                    3-4

   Condensed Statements of Operations
      Three Months Ended September 30, 2000 and 1999                              5

   Condensed Statements of Operations
      Nine Months Ended September 30, 2000 and 1999                               6

   Condensed Statements of Cash Flows
      Nine Months Ended September 30, 2000 and 1999                               7

   Notes to Condensed Financial Statements                                        8-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    12-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               19-20


Part II - Other Information

Item 1.  Legal Proceedings                                                        20

Item 5.  Other Information                                                        20-28

Item 6.  Exhibits and Reports on Form 8-K                                         29


Signatures                                                                        29



                              PLIANT SYSTEMS, INC.
                            Condensed Balance Sheets

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                                                       September 30,            December 31,
                                                                            2000                   1999
                                                                     -----------------        ----------------
                                                                         (Unaudited)              (Audited)
Assets
Current assets:
   Cash, cash equivalents                                             $     13,786,048       $     41,481,289
   Restricted cash (Note 2)                                                         --              1,050,000
   Short-term investments (Note 3)                                          26,852,631             21,655,887
   Accounts receivable, trade, less allowances $50,000 in 2000
     and $148,000 in 1999                                                      567,911              8,284,549
   Inventories (Note 4)                                                      2,217,229              1,578,157
   Prepaid expenses and other current assets                                   660,475                798,035
                                                                   -------------------------------------------
Total current assets                                                        44,084,294             74,847,917

Long term investments (Note 3)                                                      --              5,296,678

Furniture, fixtures, and equipment:
  Equipment                                                                 19,228,085             16,240,184
  Software                                                                   5,665,475              5,554,299
  Furniture and fixtures                                                       726,570                728,341
  Leasehold improvements                                                     1,377,899              1,377,899
                                                                   -------------------------------------------
                                                                            26,998,029             23,900,723
Accumulated depreciation and amortization                                  (19,834,800)           (17,891,388)
                                                                   -------------------------------------------
Net furniture, fixtures, and equipment                                       7,163,229              6,009,335

Deferred debt issuance costs (net of accumulated amortization)                 469,662              1,030,287
Other noncurrent assets (Note 5)                                             2,334,060              2,427,580
                                                                   -------------------------------------------
Total assets                                                         $      54,051,245       $     89,611,797
                                                                   ===========================================
See notes to Condensed Financial Statements.


                              PLIANT SYSTEMS, INC.
                            Condensed Balance Sheets



                                                                       September 30,            December 31,
                                                                            2000                   1999
                                                                     -----------------        ----------------
                                                                         (Unaudited)              (Audited)
Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable                                              $       3,335,339       $       7,738,270
   Accrued expenses                                                      7,402,346               5,570,599
   Convertible debt (Note 6)                                           115,000,000                      --
   Deferred revenue                                                        529,266               6,442,623
   Accrued warranty reserve                                                384,158                 830,852
                                                               -------------------------------------------
Total current liabilities                                              126,651,109              20,582,344


Long-term liabilities:
   Convertible debt (Note 6)                                                    --             115,000,000

Stockholders' deficit:
   Series A preferred stock, $.01 par value; 100,000 shares
      authorized; no shares issued and outstanding                              --                      --

   Convertible preferred stock, $.01 par value; 7,500,000
      shares authorized; no shares issued and outstanding                       --                      --
   Common stock, $.01 par value; 65,000,000 shares
      authorized; 13,684,399 and 13,605,073 shares
      outstanding                                                          136,844                 136,051
   Additional paid-in capital (Note 2)                                 156,863,076             156,573,170
   Deferred compensation (Note 5)                                         (300,000)               (450,000)
   Accumulated deficit                                                (229,299,784)           (202,229,768)
                                                               ----------------------- --------------------
Total stockholders' deficit                                            (72,599,864)            (45,970,547)
                                                               ----------------------- --------------------
Total liabilities and stockholders' deficit                       $     54,051,245           $  89,611,797
                                                               ======================= ====================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                Three months ended September 30,
                                                                  2000                      1999
                                                                -------------             ------------
Revenues:
     Product sales and contract revenue                $       1,133,793          $      10,593,332
     Services revenue                                          2,728,887                  1,873,272
                                                     ------------------------   ----------------------
     Net revenues                                              3,862,680                 12,466,604


Costs and expenses:
     Cost of sales                                             3,109,718                  9,394,124
     Research and development                                  7,214,668                  5,430,663
     Selling, general, and administrative expenses             3,336,866                  2,834,650
                                                     ------------------------   ----------------------
     Total costs and expenses                                 13,661,252                 17,659,437

Loss from operations                                          (9,798,572)                (5,192,833)

Other income (expense):
     Interest income                                             700,016                    938,555
     Interest expense                                         (1,623,992)                (1,624,136)
                                                     ------------------------   ----------------------
     Total other income (expense)                               (923,976)                  (685,581)
                                                     ------------------------   ----------------------
Net loss                                                $    (10,722,548)         $      (5,878,414)
                                                     ========================   ======================

Net loss per share (Note 7)                             $           (.78)         $            (.44)
                                                     ========================   ======================

Average number of shares and equivalents                      13,669,586                 13,469,466
                                                     ========================   ======================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                    Nine months ended September 30,
                                                                   2000                      1999
                                                                 ----------------          -------------
Revenues:
     Product sales and contract revenue                     $       3,979,966           $     16,681,645
     Services revenue                                              10,413,357                  5,693,906
     Nonrefundable prepayment revenue                                      --                  2,185,000
                                                          ------------------------   -------------------
     Net revenues                                                  14,393,323                 24,560,551


Costs and expenses:
     Cost of sales                                                  7,807,807                 15,042,380
     Research and development                                      20,906,159                 14,457,855
     Selling, general, and administrative expenses                 10,468,662                  8,835,914
                                                          ------------------------   --------------------
     Total costs and expenses                                      39,182,628                 38,336,149

Loss from operations                                              (24,789,305)               (13,775,598)

Other income (expense):
     Interest income                                                2,590,881                  3,103,897
     Interest expense                                              (4,871,592)                (4,871,843)
                                                          ------------------------   --------------------
     Total other income (expense)                                  (2,280,711)                (1,767,946)

                                                          ------------------------   --------------------
Net loss                                                    $     (27,070,016)          $    (15,543,544)
                                                          ========================   ====================

Net loss per share (Note 7)                                 $           (1.99)          $          (1.16)
                                                          ========================   ====================

Average number of shares and equivalents                           13,628,911                 13,449,153
                                                          ========================   ====================

See notes to Condensed Financial Statements.

                              PLIANT SYSTEMS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                          Nine months ended September 30,
                                                                           2000                     1999
                                                                       ------------             ------------
Operating activities
Net loss                                                               $(27,070,016)            $(15,543,544)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                         2,345,407                2,300,566
     Other noncash charges                                                1,305,055                  711,942
     Changes in operating assets                                          7,220,841               (3,038,136)
     Changes in operating liabilities                                    (8,931,234)              (8,705,573)
                                                                        -------------------------------------
Net cash used in operating activities                                   (25,129,947)             (24,274,745)

Investing activities
Acquisitions of furniture, fixtures, and equipment                       (3,499,302)              (2,617,209)
Acquisitions of product software                                           (506,480)                (350,000)
Net decrease in investments                                                  99,934                5,941,525
                                                                        ------------------------------------
Net cash (used in) provided by investing activities                      (3,905,848)               2,974,316

Financing activities
   Issuance of common stock                                                 290,554                   91,805
   Settlement of put option (Note 2)                                            --                (7,346,370)
   Decrease in restricted cash (Note 2)                                   1,050,000               10,380,063
                                                                        -------------------------------------
Net cash provided by financing activities                                 1,340,554                3,125,498

Decrease in cash and cash equivalents                                   (27,695,241)             (18,174,931)
Cash and cash equivalents at beginning of period                         41,481,289               45,403,692
                                                                       -------------------------------------
Cash and cash equivalents at end of period                             $ 13,786,048             $ 27,228,761
                                                                       =====================================


See notes to Condensed Financial Statements.

                                       7

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2000


1.    BASIS OF PRESENTATION

We have prepared the accompanying unaudited Condensed Financial Statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying notes for the year ended December 31, 1999 included in our Form 10-K submission.

2.    RESTRICTED CASH

On December 31, 1999, we had an outstanding stand-by letter of credit in the amount of $1.0 million, which was secured by restricted cash of the same amount. The letter of credit expired in March 2000, and the related cash was reclassified to unrestricted cash. On December 31, 1999, we also had $50,000 restricted cash on deposit with our primary bank as collateral for a corporate procurement card. The collateral requirement for the bank procurement card was removed in April 2000. As of September 30, 2000, we had no restricted cash.

In connection with a stock repurchase program authorized by the Board of Directors, in 1997 we entered into an agreement with an investment banker. Up to
1.0 million shares of our common stock could be purchased through the use of put and/or call option agreements. Based on the decline in the market value of our common stock below the put option price of $9.11, we were required to reflect the difference as restricted cash. The put option was exercised in March and April 1999, and we paid the option holder $3.0 million in March 1999 and $4.3 million in April 1999. All payments were recorded as a reduction of paid-in capital and a reduction in restricted cash. We have no further obligations under the agreements.

3.    CASH, CASH EQUIVALENTS, AND INVESTMENTS

We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, United States Treasury obligations, and commercial paper.

INVESTMENTS IN DEBT SECURITIES

Management determines the appropriate classification of our investments in debt securities at the time of purchase. Debt securities for which we have both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. As of September 30, 2000, we had no investments that qualified as trading or available for sale.

As of September 30, 2000 and December 31, 1999, our investments in debt securities were classified as cash, cash equivalents, and short- and long-term investments. We maintain these balances principally in demand deposit accounts, United States Treasury obligations, and commercial paper with various

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements


3.    CASH, CASH EQUIVALENTS, AND INVESTMENTS (CONTINUED)

INVESTMENTS IN DEBT SECURITIES (CONTINUED)

financial institutions. These financial institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy.

The following is a summary of cash, cash equivalents, and both short- and long-term investments by balance sheet classification for September 30, 2000 and December 31, 1999:

                                                   September 30,            December 31,
                                                       2000                     1999
                                                  ---------------           ------------
        Cash and cash equivalents:
            Demand deposit accounts             $       3,714,358       $      29,651,381
            Commercial paper                           10,071,690              11,829,908
                                               ----------------------  -----------------------
                                                $      13,786,048       $      41,481,289
                                               ======================  =======================

        Short-term investments:
            Commercial paper                    $      26,852,631       $      13,090,581
            U.S. Treasury obligations                          --               8,565,306
                                               ----------------------  -----------------------
                                                $      26,852,631       $      21,655,887
                                               ======================  =======================

        Long-term investments:
            Commercial paper                    $              --       $       5,296,678
                                               ======================  =======================

The estimated fair value of each investment approximates the amortized cost; therefore, there are no unrealized gains or losses as of September 30, 2000 and December 31, 1999.

4.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                                                   September 30,            December 31,
                                                       2000                    1999
                                               ----------------------     ----------------
    Electronic parts and other components      $        4,227,707       $       3,616,080
    Work in process                                       734,471                 941,399
    Finished goods                                      1,288,119               1,086,363
                                               ----------------------  -----------------------
                                                        6,250,297               5,643,842
    Inventory reserves                                 (4,033,068)             (4,065,685)
                                               ----------------------  -----------------------
                                               $        2,217,229       $       1,578,157
                                               ======================  =======================

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

In August 1999, Mr. Orr's employment agreement was amended, resulting in the transfer of the $4.0 million from a rabbi trust to a secular trust. All other terms of the employment agreement remained unchanged, including the term of Mr. Orr's employment. Interest earnings from the secular trust are paid annually to Mr. Orr. The accounting effects of transferring the $4.0 million from a rabbi trust to a secular trust resulted in the removal of the restricted cash classification on the balance sheet, along with the removal of the long-term deferred compensation liability. The remaining amount of the $4.0 million that was not charged to compensation expense at the time of this amendment has been recorded as prepaid compensation. The balance of $1.2 million as of September 30, 2000 is included in other noncurrent assets and is being amortized to compensation expense over the remaining term of the employment agreement.

Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, we charged deferred compensation expense equivalent to the market value at the date of grant, $1.0 million, to stockholders' equity. We are amortizing this amount as compensation expense over the term of the employment agreement of five years.

6.    CONVERTABLE DEBT

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

7.    NET LOSS PER SHARE

All loss per share amounts for all periods have been presented to conform to Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Due to the cumulative net losses for the periods presented, potential common shares are considered antidilutive and therefore did not impact the loss per share calculation.

                              PLIANT SYSTEMS, INC.
                     Notes to Condensed Financial Statements


8.    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of our minimal use of derivatives, the adoption of this Statement is not expected to have a significant effect on our earnings or our financial position.

9.    BUSINESS SEGMENT INFORMATION

We are engaged in a single business segment consisting of the development, manufacture, marketing, and service of electronic equipment for the telecommunications industry. Regional Bell operating companies (RBOCs), independent telephone companies, and competitive local exchange carriers are the primary users of our products. In 1998, we entered into several agreements with Lucent Technologies, which utilized our research and development and manufacturing resources.

Revenues from Lucent, Marconi (formerly Bosch Telecom, Inc.), and direct sales to RBOCs and others as a percentage of our total revenues are as follows:

                                                     September 30,
                                                    2000       1999
                                                ----------------------
                   Lucent                          88.0%        87.0%
                   Marconi                          9.0          5.0
                   RBOCs and others                 3.0          8.0
                                                ----------------------
                                                  100.0%       100.0%
                                                ======================

Revenues by geographic area as a percentage of our total revenues are as follows:

                                                     September 30,
                                                    2000        1999
                                                ----------------------
                   United States                   92.0%        97.0%
                   Europe                           8.0          3.0
                                                ----------------------
                                                  100.0%       100.0%
                                                ======================


The following customers' accounts receivable balances as a percentage of our total accounts receivable as of September 30, 2000 and December 31, 1999 are as follows:

                                                    2000       1999
                                                -----------------------
                    Lucent                         39.0%        92.0%
                    Marconi                        15.0          3.0
                    RBOCs                          19.0          3.0
                    Others                         27.0          2.0
                                                -----------------------
                                                  100.0%       100.0%
                                                =======================

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Product Status
--------------

PRODUCT DEVELOPMENT AND CERTIFICATION

The Pliant(TM) 3000 Integrated Access Platform is our next generation access product that we announced on December 15, 1999. The first release is our narrowband, traditional telephony platform, which was completed during the third quarter. During the third quarter, we also made significant progress in completing the second release. The second release of the Pliant 3000 adds fiber optic transmission, DSL service capability, tree and branch topology, and additional narrowband services to the first release. The second release will be completed in the fourth quarter of 2000. We also plan to add several features as an upgrade to the second release during the fourth quarter; these features include DS-3 interfaces, P-phone and ethernet services, as well as additional DSL flexibility. The third release of our Pliant 3000 will contain a variety of converged networking and data service enhancements. This release is planned for the third quarter of 2001.

The Pliant 3000 has completed interoperability testing with Lucent, Nortel, and Siemens switching equipment. This ensures Pliant's compatibility with the industry's leading public service telephone switching platforms for our ILEC and CLEC customers. We have also successfully performed ADSL interoperability testing with several suppliers of DSL modems at the University of New Hampshire, an independent testing facility.

The Pliant 3000 has also completed three critical industry safety certifications and testings. The first, Network Equipment Building Standards Level 3 certification, verifies that the access system meets stringent physical, environmental, and electrical standards required by our industry. The UL 1950 listing and the FCC Part 15 compliance ensure that the Pliant 3000 meets the electrical safety and emissions standards demanded by the marketplace. These three certifications are required for broad commercial deployment of the Pliant 3000.

FIELD TRIALS

In the third quarter and early in the fourth quarter, we announced successful completion of three customer field trials of the Pliant 3000's first release. Two additional narrowband trials are in process, and we expect to announce the results in the fourth quarter. In October, we began shipping hardware in preparation for customer field trials for the second release. Some of these are expansions of the narrowband trials and will add broadband or fiber optic capability. Others are with new customers. We have received initial orders from field trial customers for the second release of the Pliant 3000, pending successful completion of the field trials.

REVENUE STATUS

We recorded initial sales of the first release of our Pliant 3000 in September 2000. In the fourth quarter, we expect to record additional revenue from the first release and from the second release, if those field trials are successful. We do not expect substantial revenues from our Pliant 3000 product until after

                              PLIANT SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

Product Status (continued)
--------------------------

REVENUE STATUS (CONTINUED)

we successfully complete development and customer field trials for the second release (and its subsequent enhancements) and the third release of our product. There can be no assurance that the product development and field trials will be on schedule or successful or that we will have additional orders for the Pliant 3000.

Appointment of New Board Member
-------------------------------

In September, we appointed Dr. John R. Sergo, Jr. to our Board of Directors. Dr. Sergo has thirty years of executive-level marketing, technology assessment, and technical management in telecommunications. He is currently a faculty member of Georgia State University's Computer Information Systems Department, where he teaches graduate and undergraduate courses in telecommunications. Previously, he worked as the vice president of strategic planning at DSC Communications, a manufacturer of telecommunications equipment. He also spent several years with Northern Telecom (now Nortel Networks) as their vice president of broadband systems and marketing transmission access. He is also a telecommunications consultant for a large incumbent local exchange carrier and a wireless Internet access provider.

TL 9000 Registration
--------------------

We announced in early November 2000 that we successfully achieved TL 9000 registration. We successfully completed the registration process for both hardware and software. The TL 9000 is the new telecommunications quality system standard established to create a consistent set of requirements for the telecommunications industry. This registration supplements the ISO 9001 registration that we have held since 1994.

REVENUES

Third Quarter
-------------

Our net revenues in the third quarter of 2000 were $3.9 million, compared to $12.5 million in the third quarter of 1999. This decrease was due to lower product sales and contract revenue, partially offset by higher services revenue.

Our product sales and contract revenue decreased to $1.1 million from $10.6 million in 1999. In 2000, this revenue was primarily due to sales of our legacy FLX products. It also included minimal product revenues from the first release of our Pliant 3000 product. The 1999 revenue included sales of a product we manufactured for Lucent and contract revenue from our Manufacturing Agreement with Lucent. In late 1999, we discontinued manufacturing the Lucent product due to decreased demand from Lucent's customer. Also, in early 2000 we agreed with Lucent to transfer the remaining manufacturing contract

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES (CONTINUED)

Third Quarter (continued)
-------------

obligation to our 1998 Research & Development Agreement with Lucent. As a result, our product sales have decreased.

The revenue we earn from providing services increased to $2.7 million in the third quarter of 2000, compared to $1.9 million for the same period in 1999. This increase was due to recognition of milestones we met in providing development services in connection with our 1998 Research & Development Agreement with Lucent. We recognize services revenue under the percentage-of-completion method of accounting.

Year-to-Date
------------

Our net revenues for the first nine months of 2000 were $14.4 million, compared to $24.6 million for the same period in 1999. Our 1999 revenues included $2.2 million of nonrefundable prepayments we received from Lucent in prior years. If we exclude this one-time revenue, our net revenues for the first nine months of 2000 were $8.0 million lower than the same period in 1999. The decrease in revenue was due to lower product sales, partially offset by higher services revenue. Services revenue increased to $10.4 million, compared to $5.7 million in 1999, due to the switch from contract manufacturing to development services under the amended Lucent agreements explained above and the achievement of significant milestones in the research and development project for Lucent. Product sales and services revenue decreased from $16.7 million in 1999 to $4.0 million in 2000 due to the discontinuation of the manufacturing of Lucent's product and the transfer of contract revenues to our Research & Development Agreement with Lucent.

Product sales for the first nine months of 2000 included $3.9 million in sales of our FLX products, compared to $2.5 million in 1999. This increase is due to end-of-life sales of the product. We no longer devote resources to actively market our FLX products, and we do not expect significant future revenues from our FLX products. In April 1999, we gave the required one-year notice to Lucent that we would discontinue manufacturing our FLX products. In early April 2000, Lucent placed a final order for these products under our long-term pricing agreement. Based on our agreement with Lucent, Lucent must accept these products for delivery by October 2000. Lucent may continue to order these products, but we are no longer bound by the long-term pricing agreement. We do not expect Lucent to place any additional orders for these products. We have received little revenue from our 1998 Alliance with Marconi, and we do not expect to receive significant future revenues from the FSAN 1.0 products Marconi has developed.

Pliant 3000 Revenue Status
--------------------------

In September 2000 we recorded initial revenues from the first release of our Pliant 3000. These revenues were minimal, and we anticipate that we will not receive substantial revenues from our Pliant 3000 access product until after we successfully complete development and customer field trials for the second and third releases of that product. We plan to ship the second release of our Pliant 3000 in the fourth quarter

                              PLIANT SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES (CONTINUED)

Pliant 3000 Revenue Status (continued)
--------------------------

of 2000, if the field trials are successful. We expect to introduce the third release of our Pliant 3000 access product during the third quarter of 2001. (See "Recent Developments" above.)

Part of the Pliant 3000 target market includes CLECs. A number of CLECs have experienced financial difficulties recently, especially those with significant debt as part of their capital structure. Although we believe most of our targeted CLEC customers are financially stable, there is no assurance that these customers will remain financially stable and be able to purchase the Pliant 3000.

COST OF SALES AND GROSS MARGIN

Our cost of sales for the third quarter of 2000 was $3.1 million, compared to $9.4 million for the same period in 1999. Our cost of product revenue was $2.5 million in 2000 and $8.7 million in 1999. Our cost of services revenue was $0.6 million in 2000, compared with $0.7 million in 1999. The total gross margin of $0.8 million for the third quarter of 2000 was 19%, compared to 25% for the same period in 1999. The decreased gross margin percentage for the third quarter of 2000 reflects the elimination of the Lucent Manufacturing Contract revenue and increased field trial costs related to the Pliant 3000, partially offset by increased services revenue from the Lucent Research & Development Agreement.

Our cost of sales for the first nine months of 2000 was $7.8 million, compared to $15.0 million for the same period in 1999. Our cost of product revenue was $6.1 million in 2000 and $12.7 million in 1999. Our cost of services revenue was $1.7 million in 2000, compared with $2.3 million in 1999. The gross margin of $6.6 million was 46%, compared to 33% in 1999, excluding one-time revenues in 1999. The increased gross margin percentage reflects the increased services revenue from the Lucent Research & Development Agreement.

Our industry is currently experiencing long lead times and shortages on certain electronic parts. Although we have not experienced any critical problems at this time, any significant delays with lead times on parts and/or component availability could adversely affect our revenues, costs, and gross margins.

If our Pliant 3000 sales goals and cost reduction targets are not met, our potential profitability will be adversely affected. We expect that customer price competition could have an adverse impact on our gross margins. We expect that margins will fluctuate because we cannot accurately predict the timing of shipments of our Pliant 3000 access product that is under development and in field trials. We expect Pliant 3000 gross margins to remain low until volumes increase.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses for the third quarter of 2000 were approximately $7.2 million, compared to $5.4 million for the same period in 1999. For the first nine months of 2000, our research and development expenses were approximately $20.9 million, compared to $14.5 million for the same

                              PLIANT SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES (CONTINUED)

period in 1999. The increases of $1.8 million for the quarter and $6.4 million for the nine months were due primarily to higher third party services expenses, product development expenses, and personnel expenses associated with the development of our Pliant 3000 product. The third party services expenses consisted of charges from independent contractor and engineering development firms and relate to required third party testing for interoperability and industry safety certifications. Product development expenses consisted of prototype costs and product software development charges.

We anticipate that our research and development expenses in 2000 will exceed our 1999 expenses as we continue to develop the second release of the Pliant 3000 and support our field trials. A tight labor market in the Research Triangle Park area of North Carolina and extremely competitive engineering salaries for our development staff are likely to increase our research and development expenses in the fourth quarter. However, those expenses should level off in subsequent quarters.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the third quarter of 2000 were approximately $3.3 million, compared to $2.8 million for the same period in 1999. For the first nine months of 2000, our selling, general, and administrative expenses were approximately $10.5 million, compared to $8.8 million for the same period in 1999. Our 2000 expenses increased by $0.5 million for the third quarter and $1.7 million for the nine-month period because we hired additional sales staff and incurred significant trade show and advertising expenses to increase industry awareness of our Pliant 3000 access product. These expenses included salaries, benefits, and related expenses for personnel engaged in direct marketing, sales, and field service support. They also included executive and administrative personnel, professional fees, and other general corporate expenses.

OTHER INCOME (EXPENSES)

In the third quarter of 2000, our interest expense was $0.9 million higher than our interest income. In the third quarter of 1999, our interest expense was higher than our interest income by $0.7 million. Interest income is earned on cash, cash equivalents, and both short- and long-term investment balances. We had less cash to invest in 2000, but yields on our investments were higher than 1999 due to higher interest rates.

In the first nine months of 2000, our interest expense was $2.3 million higher than our interest income, compared to $1.8 million in 1999. Our interest income decreased by $0.5 million in the first nine months of 2000, compared to the same period in 1999, because we had less cash to invest. The 2000 decrease would have been larger, but in 1999 we realized a $0.3 million capital loss related to the equity put option agreements exercised in March and April of 1999. The decrease in interest income was partially offset by higher interest rates in 2000. Our interest expense in 2000 and 1999 was due to the $115.0 million of 5% convertible notes that we issued in May 1996. Interest expense will continue to exceed interest income in 2000 because we will use our cash and investments to develop and market our Pliant 3000 access product.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET LOSS

During the third quarter of 2000, we lost $10.7 million or $(0.78) per share, compared to our net loss of $5.9 million or $(0.44) per share for the same period in 1999. For the first nine months of 2000, we lost $27.1 million or $(1.99) per share, compared to our net loss of $15.5 million, or $(1.16) per share for the same period in 1999. Excluding the one-time revenue of $2.2 million, the 1999 loss would have been $17.7 million or $(1.32) per share. Our net losses increased in 2000 due to decreased product sales and because we increased our research and development expenses as well as our selling, general, and administrative expenses to support the development and introduction of our Pliant 3000 product. These increases were partially offset by an increase in our services revenue.

Our operating results continue to reflect a lack of demand for our older products and the transition to our new access product, the Pliant 3000, and its related development and marketing expenses. We have been implementing our business strategy announced in early 1998 for nine full quarters, and we expect to incur substantial losses in future periods. (See Part II, Item 5: Risk Factors.)

LIQUIDITY AND CAPITAL RESOURCES

Cash and Investment Balances
----------------------------

As of September 30, 2000, we had $40.6 million of cash, cash equivalents, and short- and long-term investments, compared to $69.5 million at the end of 1999, including restricted cash. Restricted cash is cash that we cannot withdraw or use without restrictions and is not available to fund our general operations. Our 1999 restricted cash of $1.1 million consisted of $1.0 million for an outstanding stand-by letter of credit and $50,000 for a corporate procurement card. The letter of credit expired in March 2000. The collateral requirement for the bank procurement card was removed in early April 2000. As of September 30, 2000, we had no restricted cash. In October 2000, we were required to restrict $400,000 in connection with a letter of credit for a performance bond related to a customer order for the Pliant 3000.

Change in Cash, Investments, and Key Working Capital Items
----------------------------------------------------------

Our cash and investment assets decreased by $28.9 million in the first nine months of 2000. Our net loss of $27.1 million was the primary reason for the decrease in cash and investments. We also acquired $3.5 million of test equipment and software to support development of our Pliant 3000 access product, which contributed to the decrease in our cash.

Accounts receivable decreased by $7.7 million during 2000. The 1999 balance of $8.3 million included invoices for the Lucent product that we were manufacturing and invoices related to the Lucent Manufacturing Agreement and Research & Development Agreement. We have increased our net inventories to $2.2 million from $1.6 million in order to support field trials and initial customer orders for our Pliant 3000. Deferred revenue decreased due to our recognition of Lucent services revenue that was included in deferred revenue at the end of 1999.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Future Cash Requirements
------------------------

Based on our current projections of operations, we expect that cash, cash equivalents, and investments as of September 30, 2000, along with cash we will receive from our development service contract with Lucent, will be adequate to fund our operating requirements and property and equipment expenditures at least until our convertible notes become due on May 15, 2001. Sales of our older products and the Pliant 3000 access product will not generate significant cash in 2000 or in the first six months of 2001.

Convertible Debt
----------------

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due on May 15, 2001. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Interest is payable on May 15 and November 15 of each year. Current liabilities increased by $106.1 million due to the reclassification of our $115.0 million notes from long-term to short-term liabilities. Additional information about our convertible subordinated notes is described in Note 6 (Convertible Debt) to our Condensed Financial Statements. We are current on all interest payments, and we anticipate making interest payments in the future.

Refinancing Activities
----------------------

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. CIBC Oppenheimer Corp., our financial advisor at that time, assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we began substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt-restructuring transaction at that time. Implementing a debt-restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments, and/or other adverse consequences. We will have to consider such a transaction as we attempt to raise additional equity and/or debt financing because the existing debt terms may impede our ability to raise capital.

Additional equity and/or debt financing will be required to repay or restructure the $115.0 million of notes when they become due on May 15, 2001. Failure to pay principal and interest when due would have a material adverse effect on our company. If our business strategy fails to generate investor confidence in our ability to earn future revenue and minimize our losses, we will be unable to obtain the additional financing needed to repay the notes when due. Also, we may be unable to obtain such financing on favorable terms. Besides the financing needed to repay the notes, we will also require financing to fund our operations, including our continued product development activities related to future releases of the Pliant 3000.

                              PLIANT SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Customer Financing
------------------

Sales to some of our target customers may require us to obtain performance bonds for the value of our contracts with these customers. To obtain the performance bonds, we may be required to establish a letter of credit as collateral. As we approach the May 15, 2001 due date of our $115.0 million in convertible notes, obtaining the required performance bonds may become more difficult and/or expensive. In addition, as our cash decreases, restricting a significant amount of cash could have a material adverse effect on our ability to fund our operations.

OTHER FINANCIAL INFORMATION

Backlog
-------

Our backlog includes sales orders we have received that have a scheduled delivery date before September 30, 2001. The aggregate value of orders received and included in backlog was approximately $3.6 million on September 30, 2000, consisting of orders for our discontinued products and our Pliant 3000. We believe that the orders included in the backlog are firm orders and will be shipped before September 30, 2001. We may allow our customers to cancel or delay orders where it is in our best interest to do so.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

The following table provides information about our financial instruments, primarily investments, which are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Our investments are classified as short-term investments and are scheduled to mature within 12 months after September 30, 2000. As of September 30, 2000, we had no long-term investments.

                             EXPECTED MATURITY DATES
                             -----------------------

                                                                                                        Fair Value
(dollars in 000's)                2000         2001        2002        2003       2004        Total       9/30/00

Assets:
Short-term investments            $ 26,853         --       --          --         --      $ 26,853      $  26,853
Long-term investments                   --         --       --          --         --            --             --
Average interest rate                 6.6%                                                     6.6%

Liabilities:
Short-term debt                         --      115,000     --          --         --       115,000      $  47,725
Average interest rate                              5.0%                                        5.0%


                              PLIANT SYSTEMS, INC.

QUALITATIVE DISCLOSURES

Our investments are held for non-trading purposes and are subject to market risk for interest rates. We maintain our investments principally in United States Treasury obligations and commercial paper with various financial institutions. These institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution, as well as credit and maturity risks. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy. While we cannot predict or manage future interest rates, we evaluate our investment positions on an ongoing basis.

The short-term debt, which accrues interest at a fixed rate of 5%, is subject to market risk for interest rates. The 5% fixed rate may no longer approximate current market prices for such instruments.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any material litigation.

ITEM 5.  OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to our customers, business partners and competitors, our previous product, our new product, and our future financial requirements. Our forward-looking statements also relate to our field trials, product sales, debt-restructuring and equity financing activities, and relationships with Lucent and Marconi. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by management. These statements are not guarantees of future performance, and actual actions or results may differ materially. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks and uncertainties described below. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q and in our Form 10-K, before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, it is likely that our business, financial condition, or operating results would be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

                              PLIANT SYSTEMS, INC.

Financial Risks
---------------

WE HAVE INCURRED NET LOSSES EVERY YEAR, AND WE MAY NEVER ACHIEVE PROFITABILITY.

Our net loss for the first nine months of 2000 was $27.1 million. We have never been profitable on an annual basis and may never achieve profitability. As of September 30, 2000, we had an accumulated deficit of approximately $229.3 million.

WE HAVE NO ESTABLISHED PRODUCT THAT GENERATES SIGNIFICANT REVENUE.

We expect sales volume for our previous product, the FLX-2500, to remain low. The pricing terms of our contract with Lucent for our FLX-2500 product expired on April 8, 2000. Before the expiration date, Lucent placed what we believe will be its final order for the FLX-2500. Our initial revenues from our Pliant 3000 were minimal in September, and we expect additional revenues in the fourth quarter of 2000. However, these revenues will not be substantial until we complete development and field trials of the second and third releases of the product. Except for the Lucent Research & Development contracts, we expect low revenues in the fourth quarter of 2000 and do not expect significant revenues from the Pliant 3000 until 2001. We must continue to invest substantial resources to develop and market the second and third releases of our Pliant 3000 access product.

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

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001. Interest is payable on May 15 and November 15 of each year. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Since our current stock price is significantly lower than $41.48, we will need additional equity and/or debt financing to repay the notes when they become due. If our new Pliant 3000 product fails to generate investor confidence in our ability to earn future revenue and minimize our losses, we will be unable to obtain the additional financing needed to repay the notes when due. Also, we may be unable to obtain such financing on favorable terms. Failure to pay principal and interest when due would have a material adverse effect on our company.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

RESTRUCTURING OUR DEBT MAY CAUSE OUR EQUITY OWNERS TO SUFFER SUBSTANTIAL
DILUTION.

In late 1998, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. CIBC Oppenheimer Corp., our financial advisor at that time, assisted us in these negotiations. We were seeking to extend the maturity date of a significant portion of the notes until after we begin substantial shipments of our Pliant 3000 access product. In November 1999, we decided not to undertake a debt-restructuring transaction at that time. Implementing a debt-restructuring plan would have resulted in the reduction of our cash resources, dilution of our equity, an increase in our interest payments, and/or other adverse consequences. We will have to consider such a transaction as part of an overall refinancing plan as we attempt to raise additional equity and/or debt financing. A debt restructuring, an equity financing, and/or a debt financing plan will result in substantial dilution of the ownership interests of our current stockholders.

CLECS, WHICH ARE PART OF OUR OVERALL TARGETED MARKET FOR OUR PLIANT 3000, HAVE INTENSIVE CAPITAL REQUIREMENTS AND MAY NOT PURCHASE OUR PRODUCTS UNLESS WE OFFER VENDOR FINANCING.

The CLEC market is growing very rapidly and requires extensive capital investments. Many of our target customers in that market require financing. Such financing may be in the form of extended credit terms and/or equipment leasing. Many CLECs already have substantial debt. The credit risks of these customers may prevent us from borrowing to provide them with vendor financing. Other vendors with whom we will be competing regularly provide vendor financing and have the financial resources to provide financing to customers with high credit risk. If we are unable to provide financing, these customers may not purchase our Pliant 3000 product. If we are able to provide vendor financing but are unable to collect from our customers, our financial condition will be adversely affected.

SOME OF OUR TARGET CUSTOMERS MAY REQUIRE PERFORMANCE BONDS FOR THE VALUE OF OUR CONTRACTS WITH THEM, AND OBTAINING THESE PERFORMANCE BONDS MAY BE DIFFICULT AND/OR EXPENSIVE.

Some of our target customers may obtain financing from the Rural Utilities Service (RUS). The RUS is an agency of the U.S. Department of Agriculture that carries out electric and telephone loan activities authorized by law, including the Rural Electrification Act of 1936. The RUS requires suppliers to obtain a performance bond for the value of their contracts with these customers. In October, we received a customer order that required us to obtain a performance bond. The surety company that issued the bond required us to provide a letter of credit for approximately 50% of the amount of the order as collateral, which restricted our cash in the same amount.

Sales to other customers may also require us to obtain performance bonds and restrict our cash further. As we approach the May 15, 2001 due date of our $115.0 million in convertible notes, obtaining the required performance bonds may become more difficult and/or more expensive. In addition, as our cash decreases, restricting a significant amount of cash will have a material adverse effect on our ability to fund our operations.

                             PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR OPERATIONS.

In addition to the financing needed to repay the $115.0 million in convertible notes that become due on May 15, 2001, we will also require financing to fund our operations, including our product development activities related to future releases of the Pliant 3000, and to finance sales of the Pliant 3000 to customers. The terms of our existing debt may impede our ability to raise capital. We cannot be certain that we will be able to obtain additional financing or that the financing will be on favorable terms. If we are unable to obtain sufficient financing, we will be unable to continue upgrading our product to meet customer requirements, sell our products to customers and otherwise compete effectively, and this would have a material adverse effect on our company.

OUR PLIANT 3000 ACCESS PRODUCT IS OUR ONLY NEW PRODUCT UNDER DEVELOPMENT, AND IF WE EXPERIENCE DELAYS IN DEVELOPING THE SECOND AND THIRD RELEASES OF OUR PRODUCT, IN COMPLETING SUCCESSFUL FIELD TRIALS, OR IN OBTAINING CUSTOMER ORDERS, WE MAY BE UNABLE TO OBTAIN FINANCING TO REPAY OUR CONVERTIBLE NOTES.

To survive, we cannot have significant delays in the development of the second release of our Pliant 3000 access product, significant problems in our field trials, or delays in our initial revenues. To obtain the financing that we will need to repay or restructure our convertible notes, we expect investors will want to confirm that the second release of our Pliant 3000 product performs as anticipated and generates revenue. We do not expect significant revenue from sales of our Pliant 3000 product until after the second and third releases are completed and marketed. Any delays in completing the development of the second release, completing successful field trials of the second release, or receiving orders for the second release are likely to adversely affect our ability to raise capital before our convertible notes become due on May 15, 2001.

IF WE ARE SUCCESSFUL IN DEVELOPING THE SECOND RELEASE AND MARKETING OUR PLIANT 3000 PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUSTAINED REVENUE.

Our Pliant 3000 product must compete in the market on price, architecture, features, and other factors. Our continued development of the Pliant 3000 access product will be subject to significant technical and customer acceptance challenges. The continued development will require us to invest substantial money and time. We cannot be certain that we will be able to complete the development of the second release of our product or that our product will be attractive to customers and priced competitively with the products of our competitors. If our Pliant 3000 product does not compete effectively, we will be unable to generate sustained revenue. As our Pliant 3000 product is the only product we have that we believe will generate substantial revenue in the foreseeable future, our company will be materially and adversely affected if it is not a competitive product.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Financial Risks (continued)
---------------

IF WE ARE SUCCESSFUL IN DEVELOPING THE SECOND RELEASE AND MARKETING OUR PLIANT 3000 PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUSTAINED REVENUE. (CONTINUED)

Even with successful development results, competitors already are selling products to customers in the market we targeted, and competitors may develop new competing technology and products that are more attractive to customers than our Pliant 3000 product. Many of our competitors are larger and financially stronger. They may be able to offer products at lower prices and finance the purchase of those products for customers.

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

Since 1997, sales of our older products have decreased each year, and we expect the decline to continue. We are developing the second release of our Pliant 3000 access product, but shipments of this product will not generate significant revenue until at least 2001. Our new product sales are difficult for us to project and may fluctuate from quarter to quarter. Also, the timing of our operating expenses may vary between quarters. These factors may cause volatility in our stock price.

OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET TO THE OVER THE COUNTER BULLETIN BOARD, AND THIS MAY CAUSE VOLATILITY IN OR ADVERSELY AFFECT OUR STOCK PRICE.

On February 12, 1999, the Nasdaq National Market delisted our shares of common stock because we failed to achieve compliance with continued listing criteria. Our shares are now traded on the Over The Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter equity securities. The OTCBB does not impose listing standards or requirements other than regular filings with the SEC. It also does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers and a lack of readily available bid and ask prices. These stocks may also experience a greater spread between the bid and ask price and a general loss of liquidity. Certain investors have policies against purchasing or holding OTCBB securities. The delisting and subsequent trading on the OTCBB have had, and will continue to have, a material adverse effect on both trading volume and market value of our stock. Since delisting, our stock price has traded from a low of $1.06 to a high of $16.06 per share, and the closing price of our stock on November 7, 2000 was $5.75.

We have not committed to a time period to apply for Nasdaq National Market relisting. We may apply for relisting with an attempt to raise additional capital and/or upon advice from our investment bankers. There is no assurance that we will be relisted on the Nasdaq National Market or maintain that listing status.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Customer Risks
--------------

MOST OF OUR PROJECTED REVENUE FOR 2000 IS FROM OUR CONTRACTS WITH LUCENT, AND OUR FAILURE OR LUCENT'S FAILURE TO COMPLY WITH THE TERMS OF THE CONTRACT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS.

We expect that Lucent will provide more than 80% of our projected 2000 revenue. We will remain substantially dependent upon revenue from Lucent until we complete development and successfully market the second and third releases of our Pliant 3000 product. Our agreements with Lucent provide that Lucent will pay us significant fees for our development services. If Lucent fails to make the payments as scheduled, our cash flow would be adversely affected. We have given Lucent a one-year notice of our intention to discontinue manufacturing the FLX-2500 product. This notice took effect on April 8, 2000. By October 2000, Lucent must take delivery of all products ordered. Our failure or Lucent's failure to comply with existing agreements would have a material adverse effect on us.

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

OUR PRODUCT WILL HAVE TO COMPETE WITH THOSE OF LARGER AND MORE FINANCIALLY STABLE COMPANIES IN OUR TARGET MARKET.

Even if our development results are successful, our competitors already are selling products to customers in the market we have targeted. Most of these competitors are larger than we are, and many are profitable. Our competitors may develop new, competing technologies and products that are more attractive to customers than our technologies and products. Also, our competitors may offer their products at materially lower prices or on more favorable financing terms.

NEW PRODUCT ANNOUNCEMENTS MAY DELAY OR PREVENT SALES OF OUR PRODUCTS.

As we or our competitors announce new products to better meet the changing requirements of customers, our customers may delay orders of existing products until the new products are available for shipment or until small volumes of new products are adequately field tested. Announcements by Lucent of its new digital loop carrier product, AnyMedia, had this adverse effect on sales of our FLX-2500 product, and the same could occur in the future with respect to our Pliant 3000 product we are developing.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Customer Risks (continued)
--------------

IF COMPETING TECHNOLOGIES THAT OFFER ALTERNATIVE SOLUTIONS TO OUR PLIANT 3000 PRODUCT ACHIEVE SIGNIFICANT ACCEPTANCE, THE DEMAND FOR OUR PRODUCT MAY NOT DEVELOP.

Technologies that compete with our Pliant 3000 access product may include other telecommunications-related wireline technologies, cable-based technologies, fixed wireless technologies and satellite technologies. If our potential customers choose these alternative technologies, our business, financial condition, and results of operations could be harmed. Cable operators are currently deploying products that will be capable of delivering voice, high-speed data, and video services over cable. Our technology may not be able to compete effectively against these technologies on price, performance, or reliability.

IF WE DO NOT RESPOND QUICKLY TO CHANGING CUSTOMER NEEDS AND FREQUENT NEW PRODUCT INTRODUCTIONS BY OUR COMPETITORS, OUR PRODUCTS MAY BECOME OBSOLETE.

Our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing products and to develop and introduce new products that keep pace with the following:

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

Other Risks
-----------

OUR LIMITED BARGAINING POWER WITH CUSTOMERS AND VENDORS MAY NEGATIVELY IMPACT OUR NEW PRODUCT SALES AND GROSS MARGINS.

As fewer large, potential customers dominate our market, we may not have sufficient bargaining power to sell our products on favorable terms. If we succeed in expanding our sales, growth will place significant strain on our operational resources and systems. Because we depend on single source suppliers for certain materials, we may experience supplier delays. Our industry is currently experiencing long lead times and shortages on certain electronic parts. Although we have not yet experienced any critical problems, any significant delays with lead times on parts and/or component availability could adversely affect our revenues, costs, and gross margins.

                              PLIANT SYSTEMS, INC.

RISK FACTORS (CONTINUED)

Other Risks (continued)
-----------

AS WE APPROACH THE MAY 15, 2001 DUE DATE OF OUR $115.0 MILLION IN CONVERTIBLE DEBT, VENDORS MAY NOT BE WILLING TO SHIP TO US ON CREDIT.

Our larger suppliers may become concerned whether we will be able to restructure our $115.0 million convertible debt and raise additional equity/debt financing. This issue could cause these suppliers to discontinue shipments to us, and this would have a material adverse effect on our company.

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY NEGATIVELY IMPACT OUR FUTURE REVENUES.

Our patents and other proprietary rights may not prevent our competitors from developing non-infringing technology and products that are more attractive to customers than our technology and products. Our technology and products could be determined to infringe on the patents or proprietary rights of others. If this were to occur, we may not be able to generate future revenues.

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT AND SALES PERSONNEL COULD NEGATIVELY IMPACT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT AND SALES.

We began developing our Pliant 3000 product in 1998, and many challenges exist to complete development of the second and third releases and successfully sell the product. We will need to retain our current key engineers, as well as attract additional engineers who have hardware and software experience in advanced digital access technologies. We are managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing projects. We must also continue to attract and retain experienced telecommunications equipment sales personnel. If we are unable to restructure our $115.0 million convertible debt and raise additional equity/debt financing, our ability to attract and retain experienced development and sales employees could be adversely affected. There can be no assurance we will be successful in such efforts.

The value of our stock options for management and employees may be reduced at times due to delisting to the OTCBB. This decline in our stock option value would be caused by lower stock prices, lower trading volume, and other financial reasons. This could have a material adverse effect on our ability to recruit and retain key personnel unless we provide other recruiting and retention incentives, which will be expensive. If we fail to recruit and retain key employees, this would have a material adverse effect on our ability to implement our business plan, including our ability to develop and sell our Pliant 3000 access product.

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

o the future development and sales opportunities for our Pliant 3000 product;
o the future adoption of our planned products and services;
o future revenue opportunities;
o the establishment and future growth of our customer base;
o our ability to successfully develop and sell our Pliant 3000 product;
o future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);
o future sales and marketing efforts;
o our ability to raise capital to repay or restructure our $115.0 million of convertible notes due May 15, 2001;
o our ability to raise additional capital to fund future operations;
o the future effectiveness of our intellectual property rights; and
o the effect of any litigation in which we would become involved.

When we use words such as "believe," "expect," "anticipate," or similar words, we are making forward-looking statements.

You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this "Risk Factors" section and elsewhere in this Form 10-Q.

We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in this "Risk Factors" section and elsewhere in this Form 10-Q and in our Form 10-K could materially and adversely affect our business, financial condition, and operating results.

We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

                              PLIANT SYSTEMS, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      27.0  Financial Data Schedule

(b)   Reports on Form 8-K:
      None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



November 14, 2000                 /s/ John T. Autrey
                                  -----------------------------------
                                  John T. Autrey
                                  Vice President and Chief Financial Officer