Form 10-K
period 2000-12-31
PLIANT SYSTEMS INC
filed 2001-03-30
CIK 904898

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to _______

                          Commission File No. 0-21766
                               _________________

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

                                 Common Stock,

                                $.01 par value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of March 22, 2001, was approximately $5,126,710 (based on the last bid price of such stock as reported by the Over The Counter Bulletin Board [OTCBB]).

     The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 22, 2001, was 13,786,493.

================================================================================

                             Pliant Systems, Inc.

                                Form 10-K Index

                                                                                                    page
                                                                                                    ----
PART I

Item 1.   Business..............................................................................     3-31
           General..............................................................................        3
           Debt Restructuring and Capital Raising Efforts.......................................      3-4
           Recent Developments..................................................................      4-6
           Products and Development Services....................................................     6-11
           Market...............................................................................    11-13
           Competition..........................................................................    13-16
           Regulation of Customers..............................................................       16
           Research and Product Development.....................................................    16-18
           Sales, Marketing, and Customer Support...............................................       18
           Manufacturing and Supplies...........................................................    19-20
           Backlog..............................................................................       20
           Patents and Protection of Other Proprietary Information..............................    20-21
           Employees............................................................................       21
           Environmental Affairs................................................................       21
           Risk Factors.........................................................................    22-31
Item 2.   Properties............................................................................       31
Item 3.   Legal Proceedings.....................................................................       31
Item 4.   Submission of Matters to a Vote of Security Holders...................................       32

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholders Matters............       32
Item 6.   Selected Financial Data...............................................................    32-33
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................    34-40
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................    40-41
Item 8.   Financial Statements and Supplementary Data...........................................    42-63
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure............................................................................       64

PART III

Item 10.  Directors and Executive Officers of the Registrant....................................    64-67
Item 11.  Executive Compensation................................................................    67-73
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................    74-76
Item 13.  Certain Relationships and Related Transactions........................................       76

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................    77-81

Schedule II.....................................................................................       82

Signatures .....................................................................................       83

Exhibit.........................................................................................       84

                             Pliant Systems, Inc.

                                 ANNUAL REPORT

                                      ON

                                   FORM 10-K

                         Year Ended December 31, 2000

                                    PART I
                                    ------

Item 1.    Business

General

Pliant Systems, Inc. was organized in the State of North Carolina in July 1988 and reincorporated in the State of Delaware in December 1988. The term "Company" as used throughout this report refers to Pliant Systems, Inc. Our executive offices are located at 4024 Stirrup Creek Drive, Durham, North Carolina 27703. Our telephone number is (919) 544-0015.

We are engaged principally in designing, engineering, manufacturing, and marketing a sophisticated electronics hardware and software product for operators of local exchange telephone networks in the United States. Our product addresses the access portion of the local exchange telephone network. Access equipment is equipment that provides the connection between a customer's premises equipment and a carrier's network. It enables operators of these local exchange telephone networks to transmit voice, video, and data over fiber optic cable and copper wire. Our products provide a wide range of services, including voice, private line, and data service.

Our business operates in a single business segment as described above. We have presented information about our major customers and geographic areas in Footnote 17 of our audited financial statements in Part II, Item 8 of this 10-K report. Since only 8% of our current sales are outside the United States and we are focusing our current business strategy on the U.S. market, we have minimal risks associated with operations in foreign countries. We do not anticipate having material risks associated with foreign country operations in the near future.

Debt Restructuring and Capital Raising Efforts

In November 2000, we engaged Jefferies and Company, Inc. to assist us in negotiations to restructure our $115.0 million convertible subordinated notes due on May 15, 2001 and to obtain equity financing. We will not have the resources to repay our convertible notes at that time. The maturity date of the notes will have to be extended or the notes converted to equity or otherwise restructured if we are to avoid default on the principal portion of those notes. Default on those notes would have a serious adverse effect, including filing for protection from creditors under the United States Bankruptcy Code.

We have had several meetings with a committee representing a substantial majority of the note holders but have not yet reached an agreement. The note holders are awaiting the outcome of our capital

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Debt Restructuring and Capital Raising Efforts (continued)

raising activities. We believe that any potential capital source will negotiate with the debt holders on their respective positions in the company's capital structure, if our capital raising activities are successful. Substantial dilution to common shareholders will result if we convert the notes to equity and/or raise additional capital.

In addition to negotiating a maturity extension on the notes or a restructuring of the notes to equity, we believe we will require $55.0 million in additional financing. This additional capital will be used for development of future releases of the Pliant 3000, marketing and sales efforts, capital expenditure requirements, and general corporate purposes. We believe the amount of capital required will sustain us until we are able to achieve positive cash flow and possibly obtain working capital financing. If we are unable to execute our business plan as presented to potential investors, we may require additional financing.

We believe the capital markets have presented a very challenging environment for us to raise public or private equity due to the current economic slowdown and significantly reduced stock valuations of telecommunication equipment companies. Since late January 2001, we have focused our capital raising efforts on private equity from large private equity financial investors, as well as strategic investors in the telecommunications equipment industry. At this time, we have not obtained a commitment from a financial or strategic investor for any of the capital we require; however, we plan to continue such efforts. If we are unable to raise the additional capital, we may propose to the Board of Directors to sell the company or substantially all of its assets to attempt to satisfy the note holders and other creditors. Even if we sell substantially all of the assets of the company, we may be forced to seek protection from creditors under the United States Bankruptcy Code. We have no assurances that we will be successful in raising additional capital, negotiating a restructuring of the notes with the bondholders, and/or selling our assets to satisfy creditors.

As a result of the above events, our recurring operating losses, and the significant working capital deficit, our auditors have concluded that these conditions raise substantial doubt about our ability to continue as a going concern. They have qualified their report on our audited financial statements for the years ending December 31, 2000, 1999, and 1998 with such language. (See Audited Financial Statements.)

Recent Developments

Pliant 3000 Development and Sales Activities
--------------------------------------------

Product Development

The Pliant(TM) 3000 Integrated Access Platform is our next generation access product that we announced in December 1999. The first release was our narrowband, traditional telephony platform, which completed

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Recent Developments (continued)

Pliant 3000 Development and Sales Activities (continued)
--------------------------------------------

Product Development (continued)

development and field trials during the third quarter of 2000. Initial shipments of the narrowband release began in September 2000. We completed development of the second release and announced its general commercial availability during January 2001. The second release of the Pliant 3000 adds fiber optic transmission, Digital Subscriber Line (DSL) service capability, and tree and branch topology. The second release also supports copper-based spans for Time Division Multiplexing (TDM) services, including Plain Old Telephone Services
(POTS), Integrated Services Digital Network (ISDN) and additional narrowband/wideband services to the first release. The Pliant 3000 can currently be deployed in a wide variety of rack and stack configurations, indoor and outdoor cabinets/enclosures, and is fully UL and Network Equipment Building Standards (NEBS) Level 3 certified.

We also plan to add several features as an upgrade to the second release during the first half of 2001. These features include Digital Signal, Level 3 (DS-3) interfaces, P-phone and Ethernet services, as well as additional DSL flexibility. Some of these features result from requests of current and potential customers. The next major release, the third release of our Pliant 3000, will contain a variety of converged networking and data service enhancements. This release is planned for the first quarter of 2002.

Sales Activities

During 2000, we received 15 customer trial commitments/first office applications. Five of these trials were successfully completed, resulting in $425,000 of booked revenue late in the fourth quarter of 2000. We have shipped several orders for the second release during the first quarter of 2001. As of February 2001, we had more than 100 outstanding proposals. We submitted these proposals primarily to Independent Operating Companies (IOCs) and some targeted Competitive Local Exchange Carriers (CLECs). We also are completing a large contract, approved by the federal Rural Utilities Service (RUS), with an IOC. This project will serve as an official RUS field trial for the Pliant 3000 and may provide significant opportunities in the RUS marketplace. There can be no assurance that the second release of the Pliant 3000, proposals submitted to potential customers, the RUS field trial, and other sales and marketing efforts will result in additional orders for us.

Previous Product License Agreement
----------------------------------

We have entered into a one-time license agreement with a former FLX-2500 customer of Lucent Technologies, Inc. The agreement is valued at approximately $1.6 million. Our agreement allows the customer to manufacture the Netflx modem and VTR circuit packs, which are incorporated into the FLX-2500 product deployed by that customer. Our license agreement is effective until January 1, 2004 and

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Recent Developments (continued)

Previous Product License Agreement (continued)
----------------------------------

includes a license to certain patents, technology, and software. Although we plan to finalize the license agreement and receive payment of $1.6 million on or before March 31, 2001, no revenue will be recognized until the second quarter of 2001.

Products and Development Services

Introduction
------------

Our mission is to provide products and services to facilitate strong, flexible, and economical electronic connections between network customers and service providers. These connections will provide residential and business customers with advanced voice services, high-speed data, and digital video capabilities. These services will allow network customers to communicate, to participate in e-commerce, and to access on-line information, entertainment, and other multi-media services. Our current product development efforts focus on our Pliant 3000 Integrated Access Platform. We have completed our development of an optical network unit for Lucent's AnyMedia digital loop carrier as part of the Lucent R&D Agreement described in this section. Our previous products relate to an alliance with Marconi Communications (formerly Bosch Telecom) to deliver a global access platform to meet emerging F-VDSL specifications, using the FLX-2500 as a basis for new product development. The FLX-2500 was our primary product before we began developing and shipping our Pliant 3000 product.

Pliant 3000 - Our Next Generation Access Product
------------------------------------------------

Our Pliant 3000, which is a next generation access product, is aimed at the opportunity created by the demand for higher speed Internet access and the need to provide both narrowband and broadband access services over the same network. We are still developing enhancements for this product. Our product utilizes our experience in core technologies as well as new emerging technologies, such as:

     . Time Division Multiplexing (TDM) - a technique for transmitting many separate digital signals at once over one transmission medium by combining the lower rate signals into one higher rate data stream

     . Digital Loop Carrier (DLC) - a technology using digital techniques to provide a wide range of telecommunication services over copper and fiber optic telephone lines

     . xDigital Subscriber Line (xDSL) - a family of technologies that provides high-speed data and voice on existing copper telephone lines

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Products and Development Services (continued)

Pliant 3000 - Our Next Generation Access Product (continued)
------------------------------------------------

     . Asynchronous Transfer Mode (ATM) - a very high-speed transmission technology that uses fixed-length packets or cells to switch voice, data, and video traffic over local and wide area networks

     . Synchronous Optical Network (SONET) - a networking standard that utilizes fiber optics to create backbone networks that are capable of transmitting at very high speeds and accommodating very high bandwidths

We believe this combination of technologies will position us to participate in both the large existing market and the fast-growing emerging market. This represents a significant change from our FLX-2500 product development efforts, which targeted a market that had not yet developed.

Our product concept is to provide a single product that can support traditional and emerging telecommunication services simultaneously and efficiently. We provide an access product that can support the expected transition from traditional circuit-based networks to emerging cell-based networks. We believe that a transitional product will be attractive to network operators because they can derive maximum benefit from their existing network investment.

Our Pliant 3000 product consists of three primary subsystems: the host controller shelf, one or more node shelves, and an Element Manager System.

     . The controller shelf is typically located at the service provider's central office switching location or at a hub location. It serves as the integration point for narrowband, wideband, and broadband subscriber services. The controller shelf gathers cell-based traffic and connects to data networks via industry standard interfaces. The controller shelf also gathers circuit-based voice communication and routes it to the network operator voice switch.

     . The node shelves or remote service nodes connect to businesses, small offices, and subscriber homes. They are designed to support highly distributed network designs over both copper and fiber optic spans. In a highly distributed network, the network resources are not concentrated in any one place but are distributed over many locations. A local area network (LAN) is an example of a highly distributed network. In a LAN, each desktop computer provides a part of the resources used by the network. In contrast, a mainframe computer provides all the resources used by terminals that connect to it. The node shelves come in two sizes: the NS-15 (a 15-service slot supporting 120 POTS lines) and the NS-6 (a 6-service slot supporting 48 POTS lines). We also provide a family of rack-mounted shelf configurations, as well as indoor and outdoor cabinets of different sizes to house the remote nodes.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Products and Development Services (continued)

Pliant 3000 - Our Next Generation Access Product (continued)
------------------------------------------------

     . Our Element Manager System provides a menu-driven craft interface tool for single systems and a higher level GUI-based Element Manager for multiple systems. Both products provide operations, administration, maintenance, and software updates for our Pliant 3000.

Network operators could deploy our new product as:

     . a Next Generation Digital Loop Carrier, or NGDLC - network access equipment that uses high bandwidth fiber optic and/or copper telephone lines in the local loop;

     . a distributed Digital Subscriber Line Access Multiplexer, or DSLAM - access equipment that delivers high-speed Internet access and voice simultaneously;

     . a multi-service access device - access equipment that provides both narrowband and broadband services simultaneously; and

     . a single integrated access platform in a convergent network - a telecommunication platform that combines multiple technologies to support voice, data, and video transmissions.

Pliant 3000 - Product Availability
----------------------------------

We are making our product commercially available in several phases. The first release provides traditional narrowband and data and voice services, including traditional telephony line services. We completed final system testing and started field trials of the first release of our product in the second quarter of 2000. We completed the initial field trials and recorded initial revenues from our first release in the third quarter of 2000.

Our product's second release adds fiber optic transmission, DSL service capability, and tree and branch topology. This release also supports copper-based spans for TDM services, including POTS, ISDN, and additional narrowband/wideband services to the first release. We began field trials of the second release during the fourth quarter of 2000, and this release was commercially available in January 2001. We are currently shipping orders for the second release.

A third release is planned for the first quarter of 2002. It will implement a variety of converged networking and data service enhancements. Our business plan is focused on completing the development of and selling our Pliant 3000 product. We have defined future enhancements and more advanced products; however, no specific schedules have been set beyond the third release. These future products will depend upon customer demand. We cannot be certain that we will meet these development schedules or that we will be able to generate sales orders for our Pliant 3000.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Products and Development Services (continued)

Lucent AnyMedia Development
---------------------------

Under our R&D Agreement with Lucent Technologies, Inc., we were developing an optical network unit, including telephony and data interfaces, for Lucent's AnyMedia digital loop carrier product. We co-own, with Lucent, the technology we developed under the R&D Agreement, with certain restrictions on the technology's use. So far, we have made limited use of this technology in our Pliant 3000 product. If we are unable to reuse substantial amounts of the technology we developed for Lucent, the R&D Agreement will have less value to us than we expected.

In January 2000, we agreed with Lucent to cancel our manufacturing agreement, which was one of our 1998 settlement agreements with Lucent. We agreed with Lucent to transfer the remaining $9.0 million in payments due under that agreement to the R&D Agreement. We also agreed with Lucent on additional project letters to cover all but $5.3 million of the payments due us. Lucent paid us $11.0 million in 2000 under the R&D Agreement. In January 2001, we completed all the remaining development work under the project letters agreed upon; however, there were additional project letters that Lucent had not specified at that time. Although we are not currently working on development projects for Lucent and cannot be certain that Lucent will not require us to undertake additional projects, the remaining $7.75 million due under the R&D Agreement is scheduled to be paid by Lucent in 2001. Of this amount, Lucent paid $3.75 million in late January 2001, and the balance is due in three payments to be made by July 31, 2001. We do not anticipate further revenues or cash payments from Lucent beyond 2001.

On February 4, 1998, we also entered into a Technology Transfer Agreement and Element Manager Agreement with Lucent. Under this agreement, Lucent granted us the right, with restrictions, to use certain existing narrowband technology. These agreements contain provisions that would allow Lucent to terminate the agreements. If Lucent terminates the agreements, we would have 18 months to redesign our Pliant 3000 product to exclude technology that Lucent provided to us under the agreements. We have used very little of this technology. The termination provisions include bankruptcy by Pliant Systems, material breach by us, or a "change in control" of Pliant Systems. Change in control is very broadly defined in the agreements. We may lose the benefits of our agreements with Lucent, including the remaining payments due us, if any of the following or similar events occur before February 4, 2003:

     .    we acquire another company;
     .    another company acquires us;
     .    we enter into a strategic alliance with another company; or
     . another company acquires a control position in our stock by market purchases without our consent.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Products and Development Services (continued)

Previous Products
-----------------

FLX-2500 Product

In 1997, we completed development of our FLX-2500 product, a second generation FLX System. We aligned with Lucent Technologies to incorporate the FLX-2500 as part of Lucent's Switched Digital Broadband Access System (SDBAS). These systems have been deployed at Southwestern Bell Communications (SBC) and RCN Corporation for telephony services and at Telus in Canada for data and video services. Our FLX-2500 product consists of switched digital architecture, which supports both broadband and telephony elements of a local access system. We designed the broadband and telephony elements to be integrated with the telephony and analog video elements of other telecommunication systems suppliers. The announcement and introduction of new products and technologies have contributed to the lack of demand for our FLX product. For example, network operators are now focused on high-speed Internet access. We maintain minimal support capability to serve existing customers because the FLX-2500 product will not be deployed at other customer locations.

Our FLX-2500 product positioned telephone companies to compete with cable television companies by offering a wide range of advanced video products over telephone networks. The telecommunications companies' merger activity and their lack of strategic emphasis on switched digital video services have delayed large-scale deployment of video-oriented access networks. Because of this trend, we do not expect additional deployment of our FLX-2500. Since early 1998, we have been focusing our resources on developing and marketing our Pliant 3000 to compete in the North American access market. Our FLX-2500 revenues increased slightly in 2000 due to end-of-life orders from Lucent, but we do not expect to receive such revenues in the future.

iFLX Product

Our iFLX product is the international version of our FLX-2500. In our 1998 strategic Alliance Agreement with Bosch Telecom, Bosch was to evolve our iFLX product to meet the emerging FSAN standard. Under this agreement, Bosch paid us approximately $12.0 million in revenue and $2.0 million for expense reimbursement. Bosch agreed to pay us royalties on their sales of FSAN products in the U.S. and Canada. As a result of the agreement, we transferred intellectual property, employees, and equipment to Bosch. Bosch agreed to develop new intellectual property for FSAN products if Bosch determines that a market will develop that justifies the development expenses. Bosch also agreed to license any new FSAN intellectual property back to us.

All of our agreements with Bosch were transferred to Marconi p.l.c. in February 2000, when Bosch sold its public networks product group to Marconi. In early May 2000, Marconi notified us that it will discontinue development of its FSAN 2.0 product. Marconi also notified us of its intent to invoke its right to manufacture the FSAN 1.0 product at its facilities and pay us a royalty under the license

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Products and Development Services (continued)

Previous Products (continued)
------------------

iFLX Product (continued)

agreement. Marconi is also requesting the right to use and distribute our Switched Digital Video (SDV) software. We are continuing discussions with Marconi to review the entire Alliance Agreement and our future relationship with Marconi. We received a large noncancelable order from Marconi for our older product, to be delivered during the first six months of 2001. We have no assurance that we will receive additional orders from Marconi, be able to complete the existing order, or successfully restructure our relationship.

Market

Access Market Focus for Our Pliant 3000
---------------------------------------

Our Pliant 3000 is targeted to the telecommunications equipment access market. Access equipment provides the connection between a customer's premises and a carrier's switching network. The Telecommunications Act of 1996 opened the telecom markets to new entrants and created an environment in which telecom providers began offering expanded services. Growth in the Internet, electronic commerce, and telecommuting increased pressure on telecom providers to supply a broader range of voice and data services over faster networks. Today over 7,500 registered Internet service providers (ISPs) in the U.S. have helped drive the demand for faster transmission and higher broadband capacity. Networks are increasingly required to transmit large volumes of data and video for communicating information, conducting business, and delivering entertainment.

In addition, both public and private network customers are requesting the convergence of voice, Internet/data, and video traffic into integrated multimedia services transmitted over one network. These demands have prompted the development and use of broadband networks, which feature the improved reliability and increased speed of transmission generally required for data and video service over the network.

Growth in broadband network applications has resulted in increased infrastructure investment by network operators in order to expand network capacity and provide new applications and services to meet users' needs. However, the broadband capacity of the access network has not kept pace with the growth in broadband network applications, particularly in the local loop or "last mile," the portion of the network between the central office and the subscriber. There is a bottleneck in the last mile of the existing network that has reached its theoretical maximum capacity through the use of analog dial-up modems.

Telecom providers are seeking solutions to ease the limitation in this portion of the network. A tremendous growth in broadband access demand is forecasted to create an increase in the demand for

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Market (continued)

Access Market Focus for Our Pliant 3000 (continued)
---------------------------------------

broadband access equipment. According to Ryan Hankin & Kent (RHK), a leading telecommunications market research firm, capital expenditures for the North American access system market will grow from $4.6 billion in 2000 to $7.6 billion in 2003. Of this amount, the largest segment is digital loop carriers
(DLCs), which includes traditional TDM-based DLCs and next generation integrated access DLCs. The DLC segment is expected to grow from $3.2 billion in 2000 to $5.2 billion in 2003.

A DLC is typically used as an efficient way to provide service to an office building or complex and to extend service to new developments outside a central office's access network or to increase capacity. Several factors influence the decision to deploy a DLC system, including the distance from the central office switch, the nature of the switch interface, and the cost, size, reliability, and power consumption of the terminal equipment. All of these factors have been increasingly favorable to the deployment of DLC systems. As a result, the increasing demand for second line voice service, broadband data services, and the rate of real estate development are driving the demand for both traditional and next generation DLCs.

Target Markets for Our Pliant 3000
----------------------------------

Within the overall DLC market, we have identified our market opportunity through the following customer segments:

 .   IOCs: IOCs, which are Incumbent Local Exchange Carriers (ILECs), but not part of the former Bell System, are bound to provide universal service. They typically serve less densely populated areas, which are ideal for DLC deployment. In addition, IOCs typically have consistent cash flow and can qualify for federal subsidies in connection with upgrading plant and equipment. According to JSI Capital Advisors, a leading ILEC research firm, there are approximately 1,400 IOCs serving local, regional, and national markets. Compared to the Regional Bell Operating Companies (RBOCs), the IOCs' purchasing process is much shorter, and the equipment qualification requirements are less burdensome. According to RHK, the IOC access market is expected to grow from $291 million in 2000 to $370 million in 2004. In addition, the number of lines owned by IOCs is growing as RBOCs narrow their markets by selling access lines in less dense service areas to IOCs in order to more effectively compete against CLECs in more lucrative markets.

 .   CLECs: The last year was very difficult for CLECs, with many CLECs either in or on the verge of bankruptcy. Despite these difficulties, we believe the CLEC opportunity remains substantial and the stronger participants should emerge from the current shakeout with better opportunities. According to RHK, CLECs have approximately 17 million total access lines, which represented only 8% of the total North American access market in 2000. They are expected to expand their market share to over 26% by 2004. Our initial target segments include the business unbundled loop in Tier 2 and Tier 3 markets, business on-net/multi-tenant buildings, and residential/multi-dwelling units. These

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Market (continued)

Target Markets for Our Pliant 3000 (continued)
---------------------------------------------

    segments are targets for our Pliant 3000 due to the cost-effective modularity of the Pliant 3000 and the high expected growth of these markets. Our CLEC market segment also includes the out-of-region activity of the IOCs and the local telecommunications business activities of power and gas utilities. These portions of the CLEC access market are expected to grow from over $800 million in 2000 to over $2 billion in 2004.

 .   RBOCs: We believe that current central office-based DSLAMs deployed by the
    RBOCs reach less than 60% of potential high-speed Internet (ADSL) subscribers because of loop length and other line impairments. The next generation DLCs that RBOCs are deploying today have limited capacity for providing ADSL service. This forces the RBOCs to provision ADSL services with temporary add-on shelf solutions to meet the competitive threat from cable modems. In the longer term, we believe RBOCs will install fiber deeper into the network and install ADSL-capable DLCs closer to the subscriber. According to industry research, this segment is expected to grow from $199 million in 2001 to $812 million in 2004.

Current Focus for Our Pliant 3000
---------------------------------

We have obtained initial field trials and orders by focusing our marketing efforts for our Pliant 3000 product on market segments where we expect reasonable market entry requirements and lower competition. We designed our new product for low- and medium-density applications, which we believe is an extremely fast-growing segment of the access equipment market. Our strategy is to create an access platform initially targeting IOCs and selected CLEC markets, with the ability to penetrate RBOC and international markets with future releases.

RBOC markets historically have been very competitive, and the product approval cycles are very long; therefore, our focus is on the under-served rural and suburban IOC market. Our Pliant 3000's distributed architecture increases narrowband and broadband service area coverage, making it an ideal solution for this market. We believe the scalability of our Pliant 3000 allows carriers to cost effectively increase ports in an area, depending on growth rates and the type of service requested. Also, we believe our Pliant 3000's versatility is aligned with the needs of carriers who demand a multitude of service options from a single location.

Competition

General
-------

Telecommunications deregulation and the explosive growth of the Internet have created a robust and volatile telecommunications market. We believe this change is most pronounced in the access segment

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Competition (continued)

General (continued)
-------

where deregulation has forced incumbent carriers to upgrade their service offerings to retain their most valued customers. The installed base of access equipment, predominately digital loop carrier equipment, was not designed to support high bandwidth services with long connection times and is forcing incumbent carriers to either replace, upgrade, or augment their existing equipment. We believe this has also created an environment where the design of the access network is changing, creating opportunities for new forward-looking systems from both their existing and new suppliers.

Competitive Factors
-------------------

We are positioning our Pliant 3000 Integrated Access Platform in the market to compete against the full range of traditional digital loop carrier systems as well as an emerging family of integrated access systems. We have designed the Pliant 3000 as a highly functional, cost-effective system with carrier class reliability. In addition, it has been designed to "fit the network," providing ease of installation and management. The following factors represent our basis of competition: (1) cost effectiveness, (2) carrier class reliability, (3) interoperability, and (4) ease of installation and management.

Description of Competitors
--------------------------

Our Pliant 3000 Integrated Access Platform competes against the full range of next generation digital loop carrier systems as well as the emerging family of integrated access systems.

NGDLC Competitors

Traditional NGDLC systems are defined as those that were designed to support TDM-based services. Primary competitors in this category are:

                . AFC                    .  Marconi (RELTEC)
                . Alcatel                .  Nortel Networks
                . Lucent

Most of these competitors' systems are being augmented with separate adjunct shelves or systems to support ATM-based xDSL services. We believe this separate shelf approach is not cost effective, takes up more space, is difficult to manage, and only compounds the already high start-up cost problem associated with these systems. These systems were introduced to compete in a POTS-dominated, dense RBOC environment, and they still dominate the NGDLC market.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Competition (continued)

Description of Competitors (continued)
--------------------------

Integrated Access System Competitors

Integrated access systems or integrated access platforms (IAPs) combine the functions of several network elements traditionally deployed separately into one shelf. They employ integrated TDM and ATM backplanes and provide network side interfaces to packet-based networks. IAPs also provide narrowband voice and TDM-based broadband data networks. Compared to NGDLCs, we believe IAPs offer a broader set of interfaces and equipment functions including TDM multiplexing, ATM concentration, switching, and routing. IAPs also are capable of transporting IP and ATM traffic more efficiently than TDM systems. We believe carriers are starting to migrate to IAPs as their network services migrate from primarily voice to mixed voice and data services. Our competitors in the emerging integrated access system market include:

                . Accelerated Networks       . Lucent
                . AFC                        . Next Level
                . Integral Access            . Nortel Networks

Remote Access Multiplexer Competitors

Remote Access Multiplexers (RAMs) are hardened DSLAMs that are deployed in the access network. They generally are used to provide ADSL services to subscribers that are served by NGDLC systems or are too far from a central office to get satisfactory service from a central office DSLAM. They generally rely on other transmission systems to get a few dedicated point-to-point DS1 connections between the RAM and a central office based DSLAM host or ATM switch. When capacity on these links is unused, it is not available for voice services or to other RAMs in the network. Unlike the Pliant 3000, we believe these specialized RAMs do not support voice services, nor do they offer a flexible efficient integrated transmission system with multiple stages of concentration. They also require a separate management system from the commonly co-located NGDLC. Our competitors in the DSLAM market providing central office based and remotely deployable DSLAM systems include:

                . Alcatel                    . Nokia
                . Copper Mountain            . Nortel Networks
                . Cisco Systems              . Paradyne
                . Lucent                     . Pulsecom

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Competition (continued)

Our Competitive Pressures
-------------------------

We compete in a segment of the telecommunications industry characterized by consolidation, fast change, rapid growth, and intense competition. These characteristics not only apply to vendors but also to service providers. Also, these characteristics provide both positive and negative qualities. Some customers, particularly CLECs, may want vendors that have a total system solution, including switching, transport, access, financing, and turnkey services. It will be difficult for us to compete for customers who base their decisions on these criteria because we cannot offer this wide range of products and services. We will find it very difficult to offer extended payment terms and vendor financing, except possibly through a third party equipment leasing company. Instead, we will focus on customers who want to select products and services that meet their particular service or market situations.

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

Increased competition for local residential narrowband and broadband services has not materialized to the extent predicted and is one of the factors that prevented deployment of our FLX-2500 product. Deployment of the FLX-2500 product required telephone companies to obtain cable television franchises or comply with federal requirements on "open video system" operators. ILECs did not pursue this initiative as we had expected.

Local exchange carriers already offer data services and require no special government approval to deliver these services other than the normal state and federal telecommunication services regulations. We expect that government regulations will play a less important role in the purchasing decisions of customers for our Pliant 3000 product than for our FLX-2500 product. Future regulations by the various federal and state regulatory agencies are uncertain. Any significant changes in those regulations regarding data services could adversely affect our ability to generate revenue from our Pliant 3000 product.

Research and Product Development

Our Pliant 3000 Integrated Access Platform remains the focus of our research and development efforts. Our main activities will include adding new features to the existing system, developing a version of the product for the RBOC market, and enhancing product margins through cost reduction efforts.

                              Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Research and Product Development (continued)

In January 2001, we announced the general availability of the second release of our Pliant 3000, which supports both narrowband and ATM-based broadband services, and it is currently shipping to our customers. We plan to introduce additional enhancements to the second release during the first half of 2001 aimed at addressing specific requests from our customers. A third release that incorporates a variety of networking and data service enhancements is planned for the first quarter of 2002. It is targeted for RBOCs and large CLECs. In keeping with our highly competitive market-driven focus, we continue to make investments in both core access and application specific technologies. These investments span a wide range of product technologies, including TDM, ATM, SONET, and xDSL.

Our technology focus over the next 18 months is concentrated mainly in five key areas:

  . advanced broadband services, including custom TDM/ATM integrated circuits, DSL data and video services, and ATM networking software;
  .  advanced Element Manager Systems;
  . product compliance testing, with emphasis on local digital switch and customer premise equipment interoperability;
  . standard interfaces for RBOC network management systems; and . product cost reduction and reliability improvements.

Our engineering team has designed a broad portfolio of custom chips, network interface and service cards, embedded network software, and remote cabinets. We supplement our design activities in these areas by using outside contractors with specialized skills. We also purchase certain custom software, primarily source code that is integrated with our proprietary software. This will continue in 2001, but now that the base system has been developed, we will depend less on contractors and third party software than we did in 2000.

Our project to develop an optical network unit for Lucent's AnyMedia access system was successfully completed on schedule. The product design and all related documentation were transferred to Lucent in January 2001. No further development activity is planned at this time.

To survive and to remain competitive in the rapidly changing telecommunications industry, we must continue to invest aggressively in research and development activities. Our success with our Pliant 3000 product and future products will depend upon many factors, including our ability to attract and retain qualified development and test engineering personnel. These hardware and software development personnel are in great demand and limited supply, both nationally and in the Research Triangle Park area of North Carolina where we are located. There can be no assurance that our Pliant 3000 and future products will be developed on schedule or that their performance and features will be attractive to customers.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Research and Product Development (continued)

Our research and product development costs charged to expense were approximately $27.0 million in 2000, $21.5 million in 1999, and $18.7 million in 1998. Approximately $2.2 million of AnyMedia research and development costs were charged to cost of sales in 2000, $3.0 million in 1999, and $1.5 million in 1998. Software development costs of $0.5 million were capitalized in 2000 and $0.6 million in 1999. These capitalized software development costs are being amortized starting in January 2001. We had no capitalized software development costs in 1998.

Sales, Marketing, and Customer Support

We repositioned ourselves in the marketplace in late 1999 with the development and introduction of our Pliant 3000 Integrated Access Platform. Our repositioning and new branding strategy involved:

  .  a new product direction - an integrated access product;
  . new target markets - next generation digital loop carriers, DSLAM, and xDSL;
  .  new targeted customers - IOCs, selected CLECs, and RBOCs;
  . a new company name - Pliant Systems, Inc.; and . a new company logo.

We significantly reduced our sales and marketing organization in late 1997 as we began our market repositioning. We started to rebuild our direct sales force before our announcement of our Pliant 3000 product in December 1999. We currently have nine direct field sales representatives that are making sales calls on IOCs and some CLEC customers in the United States. Our sales representatives have substantial experience in marketing products to IOCs, CLECs, and RBOCs. We believe that their knowledge about the personnel, business plans, and customer order cycles will generate field trials and sales orders. More than 15 IOCs and CLECs began field trials and/or committed to deploy the Pliant 3000 in 2000. Five of such trials have been successfully completed, and initial revenues were recorded in the third quarter of 2000. We have received additional sales orders for the Pliant 3000, some of which we shipped in early 2001.

Equally experienced marketing personnel support our sales representatives. They analyze competitive products, develop promotional sales material, assist in sales proposals, and coordinate trade shows. We view our marketing support personnel as an extension of our existing sales team.

Our customer services and field support organizations provide support to our customers in engineering, installing, and maintaining the Pliant 3000 product. The customer service and field support teams are a critical part of the Pliant 3000 field trials and initial customer successes. Their work involves close coordination with technical and operational personnel of our customers. Our customer support personnel provide documentation, training, and technical assistance to our customers.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Manufacturing and Supplies

Overview
--------

Our manufacturing operation consists primarily of a quick turn prototype/early production operation, procurement, and materials handling functions. We also undertake final assembly and test of the Pliant 3000 and legacy products as well as technical support for our contract manufacturers. With the exception of early production quantities for the Pliant 3000 field trials, contract manufacturers produce circuit pack subassemblies and cabinets/enclosures. Final assembly and extensive functional and environmental audit testing of the product are done at our Durham, North Carolina facility, our only location. All finished products are currently shipped from our facility.

We have the in-house capability to test all of our products for compliance to design specifications, with emphasis on simulation of electrical and optical signals as they relate to the commercial market place. We have substantial knowledge, equipment, and processes for assuring reliability, and we test a broad range of thermal variation to which our products may be subjected. While most components of our automated testing equipment are commercially available, our assembly process and software incorporate proprietary procedures.

Current and Future Manufacturing Operations
-------------------------------------------

Our primary manufacturing activity in 2001 will be focused on ramping up capacity of customer grade materials for our Pliant 3000 products. We will use internal manufacturing resources and expand our third party supplier logistics, including initial outsourcing of some product test operations and further integration of mechanical assemblies, previously managed exclusively in-house. We intend to expand the supplier base to reduce sole source dependencies for some components and assemblies. We plan to implement e-commerce applications to better meet new customer requirements. We will continue to manufacture mechanical and electrical prototypes for new service offerings and validate technical readiness for future customer applications.

We depend on third party suppliers for the continued availability of components, subassemblies, and services, including most printed circuit board assemblies. We expect to continue having our products' subsystems and components manufactured by third parties. We plan to transfer additional manufacturing to contract manufacturers in 2001 in order to improve cost while also considering the effect on our customers. There is no assurance that we will be able to complete this transfer in 2001 or in future years. If we are unable to successfully transfer most manufacturing related to the Pliant 3000 to contract manufacturers after 2001, then this could have an adverse effect on our ability to fulfill customer orders.

Components and Our Supply Chain
-------------------------------

Many of the components used in our Pliant 3000 product are standard parts available from multiple sources. However, we initially have a significant number of electronic and mechanical electro-optic

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Manufacturing and Supplies (continued)

Components and Our Supply Chain (continued)
-------------------------------

components that are only available from a single source. As we attempt to reduce the cost of the Pliant 3000 in 2001 and 2002 through the use of application specific integrated circuits, additional single source suppliers will be added to the supplier base. Other components are available from a limited number of sources.

The overall electronic and mechanical components supply chain continues to experience some capacity constraints and allocations for many of our components. It is possible that we will be unable to obtain enough components to ensure that we meet our customer requirements in an acceptable time frame. From time to time, we have experienced minimal supply problems. We have been able to manage these problems so that our business has not been adversely affected. However, we have not yet sold sufficient volumes of products to require large volumes of parts or materials. If we are successful in obtaining larger volumes of orders from customers, it is possible that supply problems will limit our ability to fulfill customer orders.

Lucent Contract Manufacturing
-----------------------------

Under our Manufacturing Agreement with Lucent, we provided contract manufacturing services for Lucent in 1999. In January 2000, we agreed with Lucent to cancel the Manufacturing Agreement. In January 2001, we completed our service obligation to Lucent for the products manufactured on their behalf; therefore, we have no further obligations to Lucent under this Manufacturing Agreement.

Backlog

Our backlog includes sales orders we have received that have a scheduled delivery date before December 31, 2001. The aggregate sales price of orders received and included in backlog was approximately $6.5 million on December 31, 2000 and $2.9 million on December 31, 1999. Most of the backlog is due to end-of-life orders received in the fourth quarter of 2000 for our previous products. The Pliant 3000 backlog at December 31, 2000 was approximately $900,000.

We believe that the orders included in the backlog are firm orders and will be shipped before December 31, 2001. We may allow our customers to cancel or delay orders where it is in our best interest to do so.

Patents and Protection of Other Proprietary Information

We have been awarded patents in the United States. Additional patent applications are pending in the United States and some foreign countries. These applications may not result in the award of a patent. Also, we may not be successful in defending our patent rights in any patent infringement litigation.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Patents and Protection of Other Proprietary Information (continued)

In 1996, as competition for our previous products increased, we began to focus greater attention on evaluating our intellectual property. Our patent portfolio covers the basic technology for implementing switched digital broadband systems using a fiber-to-the-curb architecture. We believe that our patents give us a competitive advantage over other providers of switched digital broadband products. We are continuing to pursue patent protection for our other intellectual property. During our development efforts for our Pliant 3000 Integrated Access Platform, we have identified several potential patent applications. We have been granted one patent on the Pliant 3000 since January 1, 1999; two others will be issued in the next few months, and others are still in process. We anticipate we will file other U.S. and international patent applications on the Pliant 3000.

Because of the large number of patents in the telecommunications field and the rapid issuance of new patents, some components of our Pliant 3000 or other products may be covered by patents of others without our knowledge. If this occurs, we would seek to obtain necessary licenses or rights under any infringed patents. Based on industry practice, we believe most licenses would be obtainable on reasonable financial terms. These terms may include a cross license of our patents. This would not have an adverse material financial effect on us.

We have received Notice of Publication for registration for "Pliant" and "Pliant Systems" as trademarks for use in the United States, in addition to "BroadBand Technologies" and "BBT." In addition to the patent protection described above, we protect our software through contractual arrangements with our customers and through copyright protection procedures.

In June 1998, we transferred to Bosch the ownership rights to our international patents, international patent applications, and co-ownership rights to our U.S. and Canadian patents. We also transferred to Bosch co-ownership rights to other intellectual property used in our iFLX product. In return for the transfer of intellectual property rights for our iFLX product, Bosch paid us $10.0 million at that time. They also paid us an additional $2.0 million in August 1999. We do not expect any future payments.

Employees

As of December 31, 2000, we had a total of 254 employees. We are not a party to any collective bargaining agreement.

Environmental Affairs

Our manufacturing operations are subject to numerous federal, state, and local laws and regulations designed to protect the environment. There are no administrative or judicial proceedings pending or threatened against us alleging violations of such environmental laws or regulations. We have not had, and do not expect to have, material costs associated with compliance with these laws and regulations.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to our customers, business partners, competitors, our previous product, our new product, and our future financial requirements. Our forward-looking statements also relate to our field trials, product sales, debt restructuring and equity financing activities, and relationships with Lucent and Marconi. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by management. These statements are not guarantees of future performance, and actual actions or results may differ materially. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks and uncertainties described below. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

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

Financial Risks
---------------

ON MAY 15, 2001, OUR CONVERTIBLE BONDS IN THE AMOUNT OF $115.0 MILLION BECOME DUE, AND WE MUST RESTRUCTURE THIS DEBT IN ORDER TO RAISE ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due on May 15, 2001. We will not have the resources to pay this debt on that date. In order to execute our business plan, we must restructure the notes and obtain significant equity financing. If we are unable to restructure the notes, it is unlikely that we will be able to raise additional equity and continue as a going concern. If we are unable to raise the additional capital, we may have to sell the company or substantially all of its assets to attempt to satisfy the note holders and other creditors. If we are unable to sell the company, we may be forced to seek protection from creditors under the United States Bankruptcy Code. This will have adverse consequences to the company and may even result in the elimination of our current stockholders.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors (continued)

Financial Risks (continued)
---------------

RESTRUCTURING OUR DEBT AND/OR RAISING ADDITIONAL CAPITAL WILL CAUSE OUR EQUITY OWNERS TO SUFFER SUBSTANTIAL DILUTION, AND THE COMPANY MAY CEASE TO BE A PUBLIC COMPANY.

In late 2000, we began negotiating with a committee of note holders to restructure our $115.0 million of convertible subordinated notes. We will have to restructure the debt in order to raise additional capital and execute our business plan. Implementing a debt restructuring plan will likely result in the substantial dilution of our current stockholders. It may even result in the elimination of our current stockholders and other possible adverse consequences. The additional capital required to execute our business plan is significant and, if available, would most likely be provided by private equity investors. Their investment in our company will also result in significant dilution of our current stockholders and may result in taking the company private.

WE WILL REQUIRE $55.0 MILLION IN ADDITIONAL FINANCING TO FUND OUR CURRENT BUSINESS PLAN.

In addition to the financing needed to repay the $115.0 million in convertible notes that become due on May 15, 2001, we will also require $55.0 million in additional financing for continued Pliant 3000 development, marketing and sales efforts, capital expenditure requirements, and general corporate purposes. We believe this amount of capital will sustain us until we are able to achieve positive cash flow and possibly obtain working capital financing. Our current business plan reflects sufficient cash through mid-July 2001, assuming the $115.0 million notes are restructured. If we are unable to execute our business plan, unable to restructure our notes, or experience delays in executing our plan, then we will require additional financing beyond $55.0 million. If we are unable to obtain this additional financing, it will have a serious adverse effect on the company, including filing under Chapter 11 of the United States Bankruptcy Code.

WE HAVE INCURRED NET LOSSES EVERY YEAR, AND WE MAY NEVER ACHIEVE PROFITABILITY.

Our net loss for 2000 was $36.7 million. We have never been profitable on an annual basis and may never achieve profitability. As of December 31, 2000, we have an accumulated deficit of approximately $239.0 million.

SOME CLECS, WHICH ARE PART OF OUR OVERALL TARGET MARKET FOR OUR PLIANT 3000, HAVE SERIOUS FINANCIAL PROBLEMS AND MAY DELAY PURCHASING CAPITAL EQUIPMENT.

Some CLECs have serious financial problems due to their inability to finance their own business plans and due to an industry wide slowdown. Due to their substantial existing debt, many have serious financial problems and are delaying the expansion of their existing and planned networks. Some have even filed for bankruptcy. We have targeted certain CLECs for the Pliant 3000, but continued financial problems in the CLEC market may prevent these customers from purchasing the Pliant 3000. This

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors (continued)

Financial Risks (continued)
---------------

SOME CLECS, WHICH ARE PART OF OUR OVERALL TARGET MARKET FOR OUR PLIANT 3000, HAVE SERIOUS FINANCIAL PROBLEMS AND MAY DELAY PURCHASING CAPITAL EQUIPMENT. (continued)

would cause delays in our sales plan. Delays in our sales plan would have an adverse effect on our future profitability, our ability to raise equity capital, and our ability to continue as a going concern.

CLECS, WHICH ARE PART OF OUR OVERALL TARGETED MARKET FOR OUR PLIANT 3000, HAVE INTENSIVE CAPITAL REQUIREMENTS AND MAY NOT PURCHASE OUR PRODUCTS UNLESS WE OFFER VENDOR FINANCING.

The CLEC market is growing very rapidly, and CLECs require extensive capital investments. Some of our target CLEC customers may require financing. Such financing may be in the form of extended credit terms and/or equipment leasing. Many CLECs already have substantial debt, and some have serious financial problems. The credit risks of these customers may prevent us from borrowing to provide them with vendor financing. Other vendors with whom we will be competing regularly provide vendor financing and have the financial resources to provide financing to customers with high credit risk. If we are unable to provide financing, these customers may not purchase our Pliant 3000 product. If we are able to provide vendor financing but are unable to collect from our customers, our financial condition will be adversely affected. The $55.0 million additional financing that our business plan requires does not include the use of funds for CLEC financing other than our normal extension of credit to customers.

CUSTOMERS HAVE BECOME CONCERNED ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AND MAY DECIDE NOT TO PURCHASE OUR PLIANT 3000.

Some of our current customers and potential customers for our Pliant 3000 have become concerned about our ability to continue as a going concern if we do not restructure our debt and raise additional capital soon. If we are unsuccessful in these efforts, these customers may decide not to place orders for our Pliant 3000. This could have an adverse effect on our business plan.

AS WE APPROACH THE MAY 15, 2001 DUE DATE OF OUR $115.0 MILLION IN CONVERTIBLE DEBT, VENDORS MAY NOT BE WILLING TO SHIP TO US ON CREDIT, AND ONE MAJOR SUPPLIER IS ALREADY REQUESTING PAYMENT UPON RECEIPT OF INVENTORY.

One of our larger suppliers has become concerned about our ability to restructure our $115.0 million convertible debt and raise additional equity/debt financing. This issue has caused this supplier to request deposits with our orders, payment upon receipt of inventory, and even to threaten to discontinue shipments to us. This situation is having an adverse effect on our cash flow and financial position. It is possible that other suppliers may take such actions. Our relationships with our suppliers may become so damaged by events that occur before our recapitalization that suppliers may continue to impose restrictions on us even if we raise additional equity. As a result, we may also lack sufficient capital to continue in business long enough to close a restructuring and financing transaction.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors (continued)

Financial Risks (continued)
---------------

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

Sales to other customers may also require us to obtain performance bonds and restrict our cash further. As we approach the May 15, 2001 due date of our $115.0 million in convertible notes, obtaining the required performance bonds may become more difficult and/or more expensive. In addition, as our cash decreases, restricting a significant amount of cash will have a material adverse effect on our ability to fund our operations. In order to implement our financing and recapitalization process, we may have to seek the benefits of filing under Chapter 11 of the United States Bankruptcy Code. Such an event, even if undertaken with the cooperation of the current note holders and the new financing sources, may make it difficult or impossible to obtain these performance bonds. If we are unable to obtain these performance bonds, sales to some of our target customers could be adversely affected.

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

WE DO NOT EXPECT BREAKEVEN REVENUES FROM THE PLIANT 3000 UNTIL THE SECOND HALF OF 2002.

Our initial revenues from our Pliant 3000 were less than $0.5 million in 2000, and we expect our first quarter 2001 Pliant 3000 revenues to be less than $2.0 million. We do not expect breakeven revenues from the Pliant 3000 until the second half of 2002, assuming we are able to execute our current business plan. We must continue to invest substantial resources to develop and market our Pliant 3000 access product. If we experience delays in developing the third release of the Pliant 3000, this will significantly affect our revenue plan after the fourth quarter of 2001.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors (continued)

Financial Risks (continued)
---------------

OUR PLIANT 3000 ACCESS PRODUCT IS OUR ONLY NEW PRODUCT THAT WILL POSSIBLY PROVIDE SUSTAINABLE FUTURE REVENUES, AND IF WE EXPERIENCE DELAYS IN SHIPPING THE SECOND RELEASE, DEVELOPING THE THIRD RELEASE, OR IN OBTAINING CUSTOMER ORDERS, WE WILL NOT ACHIEVE OUR BUSINESS PLAN AND WILL NEED TO RAISE ADDITIONAL CAPITAL.

If we are unable to obtain customer orders for the Pliant 3000 or if we experience significant delays in shipping the Pliant 3000 during the first six months of 2001, our business plan will be adversely affected. Our plan will also be adversely affected if we are unable to complete the third release of our product. Any of these events will have an adverse effect on our ability to execute our business plan.

EVEN IF WE ARE SUCCESSFUL IN CONTINUING TO ENHANCE AND MARKET OUR PLIANT 3000 PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUSTAINED REVENUE.

Our Pliant 3000 product must compete in the market on price, architecture, features, and other factors. Our continued development of the Pliant 3000 access product will be subject to significant technical and customer acceptance challenges. The continued development will require us to invest substantial money and time. We cannot be certain that we will successfully complete the development of the third release of our product or that our product will be attractive to customers and priced competitively with the products of our competitors. If our Pliant 3000 product does not compete effectively, we will be unable to generate sustained revenue. As the Pliant 3000 product is the only product we have that we believe will generate substantial revenue in the foreseeable future, our company will be materially and adversely affected if it is not a competitive product.

Even with successful marketing and development results, competitors already are selling products to customers in the market we targeted, and competitors may develop new competing technology and products that are more attractive to customers than our Pliant 3000 product. Many of our competitors are larger and financially stronger. They may be able to offer products at lower prices and finance the purchase of those products for customers. Our current financial situation may prevent customers from placing orders for our Pliant 3000.

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

Since 1997, sales of our older products have decreased, and we will complete shipment of end-of-life orders in the first six months of 2001. We are continuing to enhance our Pliant 3000 access product, but shipments of this product are not projected to reach breakeven revenue until the second half of 2002. Our new product sales are difficult for us to project and may fluctuate from quarter to quarter. Also, the timing of our operating expenses may vary between quarters. These factors may cause volatility in our stock price.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors (continued)

Financial Risks (continued)
---------------

TRADING IN OUR STOCK MAY BE SUSPENDED IF WE HAVE TO SEEK PROTECTION FROM CREDITORS UNDER THE UNITED STATES BANKRUPTCY CODE.

We have had discussions with a committee representing a substantial majority of the note holders but have not reached a restructuring agreement at this time. The note holders are currently awaiting the outcome of our capital search. Also, the capital markets have presented a very challenging environment for us to raise the significant additional capital required to continue to execute our business plan. We will require additional capital beyond mid-July 2001 even if we restructure the notes. At this time, we have not obtained a commitment from a financial or strategic investor for any portion of the capital we require.

If we are unable to raise the additional capital and restucture or postpone the maturity date of the notes by May 15, 2001, we may propose to the Board of Directors to sell the company or substantially of all of its assets. Even if we sell all the assets of the company, we may be forced to seek protection from creditors under the United States Bankruptcy Code. Such action would result in the trading of our stock to be suspended on the OTCBB. This may eventually result in the total loss of value of our common stock.

OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET TO THE OVER THE COUNTER BULLETIN BOARD, AND THIS MAY CAUSE VOLATILITY IN OR ADVERSELY AFFECT OUR STOCK PRICE.

On February 12, 1999, the Nasdaq National Market delisted our shares of common stock because we failed to achieve compliance with continued listing criteria. Our shares are now traded on the Over The Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter equity securities. The OTCBB does not impose listing standards or requirements other than regular filings with the SEC. It also does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers and a lack of readily available bid and ask prices. These stocks may also experience a greater spread between the bid and ask price and a general loss of liquidity. Certain investors have policies against purchasing or holding OTCBB securities. The delisting and subsequent trading on the OTCBB have had, and will continue to have, a material adverse effect on both trading volume and market value of our stock. Since delisting, our stock price has traded from a low of $0.38 to a high of $16.06 per share, and the closing price of our stock on March 22, 2001 was $0.38.

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors (continued)

Customer Risks
--------------

OUR PRODUCT WILL HAVE TO COMPETE WITH THOSE OF LARGER AND MORE FINANCIALLY STABLE COMPANIES IN OUR TARGET MARKET.

Even if our development results are successful, our competitors already are selling products to customers in the markets we have targeted. Most of these competitors are larger and more financially stable than we are. Many of these competitors are profitable. Our competitors may develop new, competing technologies and products that are more attractive to customers than our technologies and products. Also, our competitors may have lower costs for materials and components due to greater production volumes and may offer their products at materially lower prices or on more favorable financing terms.

NEW PRODUCT ANNOUNCEMENTS MAY DELAY OR PREVENT SALES OF OUR PRODUCTS.

As we or our competitors announce new products to better meet the changing requirements of customers, our customers may delay orders of existing products until the new products are available for shipment or until small volumes of new products are adequately field tested. For example, announcements by Lucent of its new digital loop carrier product, AnyMedia, had this adverse effect on sales of our FLX-2500 product, and a similar event could occur in the future with respect to our Pliant 3000 product.

IF COMPETING TECHNOLOGIES THAT OFFER ALTERNATIVE SOLUTIONS TO OUR PLIANT 3000 PRODUCT ACHIEVE SIGNIFICANT ACCEPTANCE, THE DEMAND FOR OUR PRODUCT MAY NOT DEVELOP.

Technologies that compete with our Pliant 3000 access product may include other telecommunications-related wireline technologies, cable-based technologies, fixed wireless technologies, and satellite technologies. If our potential customers choose these alternative technologies, our business, financial condition, and results of operations could be harmed. Cable operators are currently deploying products that will be capable of delivering voice, high-speed data, and video services over cable. Our technology may not be able to compete effectively against these technologies on price, performance, or reliability.

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

  .  the increased use of the Internet;
  .  the growth in remote access by telecommuters;
  . the increasingly diverse distribution sources for high-quality digital video; and
  .  other industry and technological trends.

We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. If we fail to timely and cost effectively develop new products that respond to new technologies and customer needs, the demand for our products may fall, and we could lose revenues.

Other Risks
-----------

OUR LIMITED BARGAINING POWER WITH CUSTOMERS AND VENDORS MAY NEGATIVELY AFFECT OUR NEW PRODUCT SALES AND GROSS MARGINS.

As fewer potential customers dominate our market, we may not have sufficient bargaining power to sell our products on favorable terms. If we succeed in expanding our sales, growth will place significant strain on our operational resources and systems. Because we depend on single source suppliers for certain materials, we may experience supplier delays. Our industry has experienced long lead times and shortages on certain electronic parts. Although we have not yet experienced any critical problems, any significant delays with lead times on parts and/or component availability could adversely affect our revenues, costs, and gross margins.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY NEGATIVELY AFFECT OUR FUTURE REVENUES.

Our patents and other proprietary rights may not prevent our competitors from developing non-infringing technology and products that are more attractive to customers than our technology and products. Our technology and products could be determined to infringe on the patents or other proprietary rights of others. If this were to occur, we may not be able to generate future revenues.

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT AND SALES PERSONNEL COULD NEGATIVELY AFFECT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT AND SALES.

We began developing our Pliant 3000 product in 1998, and many challenges exist to complete development of the third release and successfully sell the product. We will need to retain our current key engineers, as well as attract additional engineers who have hardware and software experience in

                             Pliant Systems, Inc.

                                 Annual Report

Item 1.    Business (continued)

Risk Factors (continued)

Other Risks (continued)
-----------

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT AND SALES PERSONNEL COULD NEGATIVELY AFFECT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT AND SALES. (continued)

advanced digital access technologies. We are managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing projects. We must also continue to attract and retain experienced telecommunications equipment sales and technical support personnel. If we are unable to restructure our $115.0 million convertible debt and raise additional equity/debt financing soon, our ability to attract and retain experienced development, sales, and technical support employees could be adversely affected even after we obtain financing.

The value of our stock options for management and employees may be reduced if, as a result of recapitalization, we cease to be a public company. This could have a material adverse effect on our ability to recruit and retain key personnel unless we provide other recruiting and retention incentives, which will result in an additional use of our financial resources. If we fail to recruit and retain key employees, this would have a material adverse effect on our ability to implement our business plan, including our ability to develop and sell our Pliant 3000 access product.

A Special Note Regarding Forward-Looking Statements
---------------------------------------------------

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future business success and financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

     . the future development and sales opportunities for our Pliant 3000 product;
     . the future adoption of our planned products and services;
     . future revenue opportunities;
     . the establishment and future growth of our customer base;
     . our ability to successfully develop and sell our Pliant 3000 product;
     . future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);
     . future sales and marketing efforts;
     . our ability to raise capital to repay or restructure our $115.0 million of convertible notes due on May 15, 2001;
     . our ability to raise additional capital to fund future operations;
     . the future effectiveness of our intellectual property rights; and . the effect of any litigation in which we would become involved.

                              Pliant Systems, Inc.

                                  Annual Report

Item 1.   Business (continued)

Risk Factors (continued)

A Special Note Regarding Forward-Looking Statements (continued)
---------------------------------------------------

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

We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in this "Risk Factors" section and elsewhere in this Form 10-K could materially and adversely affect our business, financial condition, and operating results.

We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

Item 2.   Properties

We lease approximately 109,000 square feet in an office park located outside of Research Triangle Park, North Carolina. Substantially all of our business operations are conducted at this facility. The lease had an original term, which began in April 1993 and ended in December 1998, with two 3-year renewal options. In June 1998, we entered into a five-year sublease agreement for 19,300 square feet of our office space with Marconi. We renewed the facility lease on December 28, 1998 for a five-year term ending in December 2003. In August 1999, we exercised an option to lease additional space for the remainder of the lease term. Part of the additional space acquired was for sublease by Marconi. The total space subleased by Marconi is 25,400 square feet. We believe that the above-described facilities are suitable and adequate to meet our requirements.

Item 3.   Legal Proceedings

We are not currently involved in any material litigation.

                              Pliant Systems, Inc.

                                 Annual Report

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common Equity and Related Stockholders
          Matters

Our common stock, $.01 par value, is traded in the over-the-counter market and is quoted on the Over The Counter Bulletin Board under the symbol "PLNS." Before February 12, 1999, we were quoted on the Nasdaq National Market System under the symbol "BBTK." The following tables show the high and low daily bid prices for each quarter during the past two fiscal years as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.

     2000                              Low                High
     ----                              ---                ----

     First quarter                    $7.00              $16.00
     Second quarter                    4.63                9.38
     Third quarter                     3.19                6.63
     Fourth quarter                    1.00                6.00

     1999                              Low                High
     ----                              ---                ----

     First quarter                    $1.06              $ 4.13
     Second quarter                    1.50                3.09
     Third quarter                     1.84                2.75
     Fourth quarter                    1.81               16.06

We have not declared or paid any cash dividends, and we have no present intention of declaring a cash dividend in the foreseeable future.

As of March 22, 2001, there were approximately 9,000 holders of record and beneficiary stockholders of our common stock.

Item 6.   Selected Financial Data

The following is a summary of our statements of operations and balance sheets for the five years ended December 31, 2000. You should read this summary in conjunction with our financial statements and their footnotes in Part II, Item 8 of this report. All amounts, except per share amounts, are presented in thousands. We have not declared or paid cash dividends in any of the years presented.

                              Pliant Systems, Inc.

                                  Annual Report

Item 6.  Selected Financial Data (continued)
(In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------
                                                  2000         1999          1998         1997          1996
-------------------------------------------------------------------------------------------------------------
Statement of Operations Data
----------------------------
Revenues
  Product sales and contract revenues         $   5,367    $ 24,350     $    8,276   $  15,012     $  23,144
  Services revenue                               13,378       7,332          3,341           -             -
  Nonrefundable prepayment revenue                    -       2,300         10,700           -             -
  Technology transfer and license agreement           -           -         17,000           -             -
                                              --------------------------------------------------------------
Net revenues                                  $  18,745    $ 33,982     $   39,317   $  15,012     $  23,144

Costs and expenses
   Cost of sales                              $  11,331    $ 21,719     $    7,105   $  12,297     $  21,744
   Research and development                      26,951      21,506         18,747      28,062        22,785
   Selling, general, and administrative          13,860      12,348         14,623      13,725        11,648
   Restructuring costs                                -           -          2,578           -             -
   Performance fees and obsolete equipment            -           -              -       1,841             -
                                              --------------------------------------------------------------
Total costs and expenses                      $  52,142    $ 55,573     $   43,053   $  55,925     $  56,177

Operating loss                                  (33,397)    (21,591)        (3,736)    (40,913)      (33,033)
Interest (expense) income                        (3,337)     (2,528)           127       1,092         2,014
Other (expense) income                                -      (2,320)           848           -             -
                                              --------------------------------------------------------------
Net loss                                      $ (36,734)   $(26,439)    $   (2,761)  $ (39,821)    $ (31,019)
                                              ==============================================================

Average common shares outstanding                13,639      13,456         13,411      13,278        13,200
                                              ==============================================================
Loss per share                                $   (2.69)   $  (1.96)    $    (0.21)  $   (3.00)    $   (2.35)
                                              ==============================================================
Balance Sheet Data (December 31)
--------------------------------
Cash, cash equivalents, and investments,
  including restricted cash                   $  25,969    $ 69,484     $  106,030   $ 117,152     $ 148,758
Total assets                                     45,710      89,612        124,608     135,918       171,347

Current maturities of long-term debt            115,000           -              -           -             -
Long-term debt                                        -     115,000        115,000     115,000       115,000
Total stockholders' (deficit) equity            (82,015)    (45,971)       (12,878)    (10,461)       28,901
                                              ==============================================================

                              Pliant Systems, Inc.

                                  Annual Report

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Our net revenues in 2000 were $18.7 million compared to $34.0 million in 1999 and $39.3 million in 1998. Our 1999 revenues included $2.3 million from one-time payments we received in prior years. In 1998, we recognized $27.7 million of revenue for the following one-time items:

 .  $10.7 million earned from payments we received in prior years;
 .  $5.0 million from the settlement of patent litigation and a license agreement with Next Level Communications; and . $12.0 million for the cross transfer of intellectual property relating to our
   Alliance with Bosch Telecom GmbH and Bosch Telecom, Inc. (now Marconi p.l.c.).

Our 2000 product sales and contract revenues decreased to $5.4 million compared to $24.4 million in 1999 and $8.3 million in 1998. The $19.0 million decrease in 2000 reflects the discontinuation of contract manufacturing for a Lucent customer of $13.0 million and the transfer of the balance of the Lucent Manufacturing Agreement payments to the Lucent R&D Agreement of $6.0 million. The 1999 increase over 1998 was due to the contract manufacturing for a Lucent customer and payments under the Lucent Manufacturing Agreement. In 2000, we had $4.7 million of revenue from sales of our legacy FLX products compared to $3.9 million in 1999 and $8.3 million in 1998. The increase in 2000 was due to end-of-life orders. The decline from 1998 reflects reduced demand for the FLX-2500, which is dependent upon sales of Lucent's Switched Digital Broadband Access System (SDBAS). Lucent no longer markets the SDBAS.

We no longer devote resources to actively market our FLX platform products. Although we received significant orders for our legacy product from Marconi in late 2000 for delivery during the first six months of 2001, we do not expect any additional revenue from this product after we ship these orders.

In the third quarter of 2000, we earned initial revenues from our Pliant 3000, our new access product announced in December 1999. For the year, $0.4 million of our revenue was generated from Pliant 3000 product sales. We anticipate that we will not receive breakeven revenues from our Pliant 3000 access product until the second half of 2002. We expect to introduce the third release of our Pliant 3000 access product during the first quarter of 2002.

The revenue we earn from providing services increased to $13.4 million in 2000 compared to $7.3 million in 1999 and $3.3 million in 1998. The increase in 2000 was due to the transfer of the remaining payments due under the Lucent Manufacturing Agreement to the Lucent R&D Agreement. We provide development services to Lucent in connection with our 1998 agreements with Lucent. We had no services revenue before 1998. Although we completed the current development projects for Lucent in January 2001 and no additional work is scheduled, Lucent is obligated to continue the payments under the R&D Agreement. (See Item 1,
Business: Products and Development Services - Lucent AnyMedia Development.)

                             Pliant Systems, Inc.

                                 Annual Report

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of Sales and Gross Margin

Our cost of sales for 2000 was $11.3 million compared to $21.7 million in 1999 and $7.1 million in 1998. Our 2000 costs were lower than our 1999 costs due to the discontinuation of contract manufacturing for Lucent's customer. Our costs were higher in 1999 than in 1998 because a large part of our 1999 sales was contract manufacturing sales for Lucent, and costs for these sales were higher than for our other products and services. Lucent development services costs were $2.2 million in 2000 compared to $3.0 million in 1999 and $1.5 million in 1998. In 2000, our activity on the Lucent R&D contract was reduced due to delays by Lucent, resulting in lower costs than in 1999.

Our gross margin as a percent of revenues was 40% in 2000 compared to 31% in 1999 and 39% in 1998, excluding the one-time revenues of $2.3 million in 1999 and $27.7 million in 1998. Our gross margin was higher in 2000 compared to 1999 due to the higher ratio of services revenue in 2000. The 1999 gross margin was lower than during 1998 because of lower margins for the contract manufacturing revenues in 1999.

We expect that margins on our Pliant 3000 will be low or negative during the first six months of 2001 due to initial sales discounts and low production volumes. We have planned cost reduction goals for the Pliant 3000 related to engineering design changes and the planned increases in production volumes. If we fail to achieve these cost reduction goals, our profitability will be adversely affected. We expect that price competition and the initial sales discounts will have an adverse effect on our future gross margins. In addition, our future margins may fluctuate due to the timing of shipments of our older products and our new Pliant 3000 access product. (See Item 1, Business: Risk Factors.)

Research and Development Expenses

Our research and development expenses for 2000 were $27.0 million compared to $21.5 million in 1999 and $18.7 million in 1998. The increases in 2000 and 1999 were due to higher third party services expenses, product development expenses, and personnel expenses associated with the development of our Pliant 3000 access product. The third party services expenses consisted of charges from independent contractor and engineering development firms and relate to required third party testing for interoperability and industry safety certifications. Product development expenses consisted of prototype costs and product software development charges. (See Item 1, Business.)

We anticipate that our research and development expenses will decrease slightly in the future even as we continue to enhance the Pliant 3000 product. This decline will result primarily from less parallel product development and fewer engineering personnel. A tight labor market in the Research Triangle Park area of North Carolina and extremely competitive engineering salaries for our development staff are likely to continue to affect engineering compensation. (See Item 1, Business: Recent Developments; and Risk Factors.)

                              Pliant Systems, Inc.

                                  Annual Report

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, General, and Administrative Expenses

Our selling, general, and administrative expenses for 2000 were $13.9 million compared to $12.3 million in 1999 and $14.6 million in 1998. Our 2000 expenses increased by $1.6 million because we hired additional sales staff and incurred significant trade show and advertising expenses to increase industry awareness of our Pliant 3000 access product. These expenses included salaries, benefits, and related expenses for personnel engaged in direct marketing, sales, and field service support. They also included executive and administrative personnel, professional fees, and other general corporate expenses. Our expenses decreased in 1999 compared to 1998 primarily because of the 1998 legal expenses resulting from the settlement of our patent infringement lawsuit against Next Level Communications, L.P. and General Instrument Corporation. In 1999, we also spent less to sell our FLX-2500 product.

Restructuring Costs

We determined in 1998 that a restructuring charge of $2.6 million was required to cover the cost of implementing our corporate strategy. This amount includes charges of $0.7 million for FLX-2500 inventory reserves, a write-off of $0.6 million for lab and computer equipment, as well as $1.2 million for employee transfer and severance expenses and $0.1 million of other costs.

Other Income and (Expense)

In 2000, our interest expense was $3.3 million higher than our interest income from investments. In 1999, our interest expense was $2.5 million higher than our interest income from investments. In 1998, our interest income was higher than our interest expense by $0.1 million. Interest income is earned on cash, cash equivalents, and investment balances. Our interest income decreased in 2000 and 1999 because we had less cash to invest. Our interest expense in 2000, 1999, and 1998 was the result of interest on the $115.0 million of 5% convertible notes that we issued in May 1996. These notes will become due on May 15, 2001. Until we have implemented a new debt and/or equity financing plan, our future interest income and expense is uncertain. (See Item 1, Business: Debt Restructuring and Capital Raising Efforts.)

We incurred $2.3 million of legal and financial advisory fees during 1999 in connection with our efforts to restructure our $115.0 million of 5% convertible subordinated notes due in May 2001. We initially deferred these expenses, but they were charged to other expense when we discontinued negotiations with our note holders. In 1998, we had a $0.7 million gain on the sale of equipment to Bosch.

Net Loss

During 2000 we lost $36.7 million or ($2.69) per share compared to a net loss of $26.4 million or ($1.96) per share in 1999 and a net loss of $2.8 million or ($0.21) per share in 1998. Excluding the one-time

                              Pliant Systems, Inc.

                                  Annual Report

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Loss (continued)

revenue of $2.3 million in 1999, our net loss would have been $28.7 million or ($2.14) per share. Our net losses increased in 2000 due to decreased product sales and because we increased our research and development expenses as well as our selling, general, and administrative expenses to support the development and introduction of our Pliant 3000 product. These expenses were partially offset by an increase in our services revenue. Our 1999 net loss was worse than our 1998 net loss because of several favorable one-time items in 1998 and our increased research and development expenses in 1999. Our 1998 net loss included $27.7 million of one-time revenue and a $2.5 million reduction to our warranty reserve, which was partially offset by a reserve for FLX-2500 inventory and a restructuring charge. After adjusting for one-time items, our net loss decreased in 1999 compared to 1998. This decrease in 1999 was due primarily to an increase in services revenue from our Lucent agreements.

Our operating results continue to reflect a lack of demand for our older products and the transition to our access product, the Pliant 3000, and its related development and marketing expenses. We have been implementing our business strategy announced in early 1998 for ten full quarters, and we expect to incur substantial losses in future periods.

Liquidity and Capital Resources

Cash and Investment Balances
----------------------------

At the end of 2000, we had $26.0 million of cash, cash equivalents, and investments, compared to $69.5 million at the end of 1999 and $106.0 million at the end of 1998, including restricted cash. As of December 31, 2000, all of our investments were classified as short-term. Restricted cash is cash that we cannot withdraw or use without restrictions and is not available to fund our general operations. Our restricted cash at the end of 2000 consisted of $400,000 in connection with a letter of credit for a performance bond related to a customer order for the Pliant 3000. Our restricted cash of $1.1 million at the end of 1999 consisted of $1.0 million for an outstanding standby letter of credit and $50,000 on deposit with our primary bank for a corporate procurement card. The letter of credit expired in March 2000. The collateral requirement for the bank procurement card was removed in early April 2000. Our 1998 restricted cash balance consisted of $0.2 million for a corporate procurement card, $4.1 million associated with executive compensation for our chief executive officer, and $7.1 million associated with the equity put option agreement entered into in April 1997.

Change in Cash, Investments, and Key Working Capital Items
----------------------------------------------------------

During 2000, our cash and investment assets decreased by $43.5 million. Our net loss of $36.7 million during 2000 was the primary reason for the decrease. We acquired $4.7 million of test equipment and software to support development of our Pliant 3000 access product, which also contributed to the decrease in our cash and investments.

                              Pliant Systems, Inc.

                                  Annual Report

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Change in Cash, Investments, and Key Working Capital Items (continued)
----------------------------------------------------------

Accounts receivable decreased by $3.1 million during 2000. The 1999 accounts receivable balance of $8.3 million included invoices for the Lucent product that we were manufacturing and invoices related to the Lucent Manufacturing Agreement and Research & Development Agreement. We have increased our net inventories to $4.5 million from $1.6 million in order to support field trials and initial customer orders for our Pliant 3000. Deferred revenue decreased due to our recognition of Lucent services revenue that was included in deferred revenue at the end of 1999.

In 1999, our cash and investment assets decreased by $36.5 million. Our net loss of $26.4 million during 1999 was the primary reason for the decrease in cash and investments. We also acquired $4.3 million of test equipment and software to support development of our Pliant 3000 access product. We paid $7.3 million to settle equity put options, and we also paid $4.0 million into a secular trust for our chief executive officer.

Future Cash Requirements
------------------------

Based on our current projections of operations, we expect that cash, cash equivalents, and investments at December 31, 2000, along with cash we will receive from our development service contract with Lucent, will be adequate to fund our operating requirements and property and equipment expenditures at least until our convertible notes become due on May 15, 2001. We believe we have sufficient cash to execute our business plan through mid-July 2001 if we are able to restructure the notes or defer payment of the principal. Sales of our older products and the Pliant 3000 access product will not generate significant cash in the first six months of 2001. We will have to raise significant capital to continue to execute our business plan beyond July 2001 even if the convertible notes are restructured. If we are unable to restructure the notes, we will be unable to raise the additional capital, and this will have a serious adverse effect on the company.

Convertible Debt
----------------

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due on May 15, 2001. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Interest is payable on May 15 and November 15 of each year. Current liabilities increased by $107.1 million due to the reclassification of our $115.0 million notes from long-term to short-term liabilities. Additional information about our convertible subordinated notes is described in Note 9 (Long-Term Debt) to our audited financial statements. We are current on all interest payments, and we anticipate having the financial resources to make the final interest payment on May 15, 2001. Unless we are able to restructure the notes and raise additional capital, we will be unable to pay the principal balance of the notes on that date.

                              Pliant Systems, Inc.

                                  Annual Report

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Refinancing Activities
----------------------

In late 2000, we engaged Jefferies and Company, Inc. to assist us in negotiations to restructure our $115.0 million convertible subordinated notes and to obtain new debt and/or equity financing. We will not have the resources to pay the notes on the May 15, 2001 due date. We must restructure the notes and obtain significant new debt and/or equity financing to fund our operations, including our continued product development activities related to future releases of the Pliant 3000. We have had several meetings with a committee representing a substantial majority of the note holders but have not reached a restructuring agreement at this time. The note holders are awaiting the outcome of our capital search. If we are unable to restructure the notes or delay payment of the principal of $115.0 million, it is unlikely that we will be able to raise additional equity, and this will have adverse consequences to the company. If our business strategy fails to generate investor confidence in our ability to earn future revenue and minimize our losses, we will be unable to obtain the additional financing needed to repay the notes when due. Also, we may be unable to obtain such financing on favorable terms.

In addition to negotiating a restructuring of the notes, we will also require $55.0 million in additional financing. This additional capital will be used for development of future releases of the Pliant 3000, marketing and sales efforts, capital expenditure requirements, and general corporate purposes. We believe the $55.0 million of capital will sustain us until we are able to achieve positive cash flow and possibly obtain working capital financing.

The capital markets have presented a very challenging environment for us to raise public or private equity, due to the current economic slowdown and significantly reduced stock valuations of telecommunication equipment companies. Since late January 2001, we have focused our capital raising efforts on private equity from large private equity financial investors as well as strategic investors in the telecommunications equipment industry. At this time, we have not obtained a commitment from a financial or strategic investor for any of the capital we require; however, we plan to continue such efforts. If we are unable to raise the additional capital, we may propose to the Board of Directors to sell the company or substantially all of its assets to attempt to satisfy the note holders and other creditors. Even if we sell substantially all of the assets of the company, we may be forced to seek protection from creditors under the United States Bankruptcy Code.

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

Liquidity and Capital Resources (continued)

Customer Financing (continued)
------------------

convertible notes, obtaining the required performance bonds may become more difficult and/or expensive. In addition, as our cash decreases, restricting a significant amount of cash could have a material adverse effect on our ability to fund our operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

The following table provides information about our financial instruments, primarily investments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Our investments are classified as short-term investments. All short-term investments are scheduled to mature within 12 months after December 31, 2000. We had no long-term investments at the end of 2000.

                             EXPECTED MATURITY DATES
                             -----------------------

                                                                                        Fair Value
(dollars in 000's)          2001       2002      2003     2004     2005      Total      12/31/00
--------------------------------------------------------------------------------------------------
Assets:
Short-term investments    $ 15,091        -         -        -        -     $  15,091     $ 15,091
Long-term investments            -        -         -        -        -             -            -
Average interest rate          6.5%

Liabilities:
Short-term debt           $115,000                  -        -        -     $ 115,000     $ 25,300
Average interest rate          5.0%

Qualitative Disclosures

Our investments are held for non-trading purposes and are subject to market risk for interest rates. We maintain our short-term investments principally in U.S. Treasury obligations and commercial paper with various financial institutions. These institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution, as well as credit and maturity risks. We

                             Pliant Systems, Inc.

                                 Annual Report

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk (continued)

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

                             Pliant Systems, Inc.

Item 8.    Financial Statements and Supplementary Data

             Pliant Systems, Inc. - Index to Financial Statements
             ----------------------------------------------------

Financial Statements

      Report of Independent Auditors .....................................    43

      Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998 ...................................    44

      Balance Sheets as of December 31, 2000 and 1999..................... 45-46

      Statements of Stockholders' Deficit for the years ended
      December 31, 2000, 1999 and 1998 ...................................    47

      Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998....................................    48

      Notes to Financial Statements ...................................... 49-63

                         Report of Independent Auditors

The Board of Directors and Stockholders
Pliant Systems, Inc.


We have audited the accompanying balance sheets of Pliant Systems, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pliant Systems, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Pliant Systems, Inc. will continue as a going concern. As more fully described in Note 18, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



January 19, 2001, except Note 18, as to which the date is March 21, 2001 Raleigh, North Carolina

                             Pliant Systems, Inc.

                           Statements of Operations

                                                                         Year ended December 31
                                                                   2000            1999           1998
                                                             ---------------------------------------------
Revenues:
  Product sales and contract revenues                        $    5,366,693   $  24,350,110   $  8,276,105
  Services revenue                                               13,378,224       7,332,397      3,340,985
  Nonrefundable prepayment revenue (Note 2)                               -       2,300,000     10,700,000
  Technology transfer & license agreement (Notes 3 & 10)                  -               -     17,000,000
                                                             ---------------------------------------------
   Net revenues                                                  18,744,917      33,982,507     39,317,090

Costs and expenses:
  Cost of sales                                                  11,330,523      21,719,580      7,105,515
  Research and development                                       26,951,383      21,506,518     18,746,581
  Selling, general, and administrative                           13,860,486      12,347,879     14,623,444
  Restructuring costs (Note 3)                                            -               -      2,577,678
                                                             ---------------------------------------------
                                                                 52,142,392      55,573,977     43,053,218
                                                             ---------------------------------------------
Loss from operations                                            (33,397,475)    (21,591,470)    (3,736,128)

Other income (expense):
  Interest expense                                               (6,483,853)     (6,495,643)    (6,500,563)
  Interest income                                                 3,146,920       3,967,949      6,627,467
  Other (expense) income (Notes 3 & 9)                                    -      (2,320,053)       848,513
                                                             ---------------------------------------------
Net loss                                                     $  (36,734,408)  $ (26,439,217)  $ (2,760,711)
                                                             =============================================
Net loss per share                                           $        (2.69)  $       (1.96)  $       (.21)
                                                             =============================================
Average number of shares used in per share calculations          13,638,761      13,456,206     13,411,208
                                                             =============================================


  The accompanying notes are an integral part of these financial statements.

                              Pliant Systems, Inc.

                                 Balance Sheets

                                                                     December 31
                                                                2000              1999
                                                         ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                             $   10,476,847      $  41,481,289
   Restricted cash (Note 4)                                     400,000          1,050,000
   Short-term investments (Note 6)                           15,091,820         21,655,887
   Accounts receivable, trade, less allowances of
     $50,000 in 2000 and $148,000 in 1999                     5,185,670          8,284,549
   Inventories (Note 7)                                       4,514,329          1,578,157
   Prepaid and other current assets                             907,833            798,035
                                                         ---------------------------------
Total current assets                                         36,576,499         74,847,917

Long-term investments (Note 6)                                        -          5,296,678

Furniture, fixtures, and equipment:
   Equipment                                                 19,048,954         16,240,184
   Software                                                   4,081,410          5,554,299
   Furniture and fixtures                                       726,055            728,341
   Leasehold improvements                                     1,377,899          1,377,899
                                                         ---------------------------------
                                                             25,234,318         23,900,723
Accumulated depreciation and amortization                   (18,517,532)       (17,891,388)
                                                         ---------------------------------
Net furniture, fixtures, and equipment                        6,716,786          6,009,335

Deferred debt issuance costs, net of accumulated
  amortization of $3,454,713 in 2000 and $2,707,213
  in 1999 (Note 9)                                              282,787          1,030,287
Other noncurrent assets (Note 5)                              2,134,060          2,427,580
                                                         ---------------------------------
Total assets                                             $   45,710,132      $  89,611,797
                                                         =================================

                             Pliant Systems, Inc.

                                Balance Sheets

                                                                               December 31
                                                                          2000            1999
                                                                    --------------------------------
Liabilities and stockholders' deficit
Current liabilities:
  Accounts payable                                                  $     5,309,223   $    7,738,270
  Accrued expenses                                                        4,101,596        5,570,599
  Convertible debt (Note 9)                                             115,000,000                -
  Deferred revenue (Note 2)                                               2,948,398        6,442,623
  Accrued warranty reserve                                                  365,672          830,852
                                                                    --------------------------------
Total current liabilities                                               127,724,889       20,582,344

Long-term liabilities:
  Convertible debt (Note 9)                                                       -      115,000,000

Commitments (Note 10)

Stockholders' deficit:
  Series A preferred stock, $ .01 par value; 100,000 shares
    authorized; no shares issued and outstanding                                  -                -
  Convertible preferred stock, $.01 par value;  7,400,000 shares
    authorized; no shares issued and outstanding                                  -                -
  Common stock, $.01 par value; 65,000,000 shares authorized;
    13,767,320 and 13,605,073 shares outstanding (Note 14)                  137,674          136,051
  Additional paid-in capital                                            157,061,745      156,573,170
  Deferred compensation (Note 5)                                           (250,000)        (450,000)
  Accumulated deficit                                                  (238,964,176)    (202,229,768)
                                                                    --------------------------------
Total stockholders' deficit                                             (82,014,757)     (45,970,547)
                                                                    --------------------------------
Total liabilities and stockholders' deficit                         $    45,710,132   $   89,611,797
                                                                    ================================

The accompanying notes are an integral part of these financial statements.

                             Pliant Systems, Inc.

                      Statements of Stockholders' Deficit

                                                   Common       Additional
                                                   Stock         Paid-In         Deferred        Accumulated
                                                 Par Value       Capital       Compensation        Deficit           Total
                                               ----------------------------------------------------------------------------------
Balance at December 31, 1997                   $  133,802   $ 163,285,281     $ (850,000)      $ (173,029,840)   $  (10,460,757)
  Exercise of stock options for 26,900 shares         269           6,621              -                    -             6,890
  Issuance of 28,912 shares for 401(k) Plan           289         126,320              -                    -           126,609
  Restricted stock grant, 1,892 shares                 19          27,033              -                    -            27,052
  Amortization of restricted stock grant                -               -        200,000                    -           200,000
  Restricted stock surrendered                        (12)        (16,847)             -                    -           (16,859)
  Net loss for the year                                 -               -              -           (2,760,711)       (2,760,711)
                                               --------------------------------------------------------------------------------
Balance at December 31, 1998                      134,367     163,428,408       (650,000)        (175,790,551)      (12,877,776)
  Exercise of stock options for 120,500 shares      1,205         383,198              -                    -           384,403
  Issuance of 47,918 shares for 401(k) Plan           479         107,934              -                    -           108,413
  Amortization of restricted stock grant                -               -        200,000                    -           200,000
  Settlement of put option                              -      (7,346,370)             -                    -        (7,346,370)
  Net loss for the year                                 -               -              -          (26,439,217)      (26,439,217)
                                               --------------------------------------------------------------------------------
Balance at December 31, 1999                      136,051     156,573,170       (450,000)        (202,229,768)      (45,970,547)
  Exercise of stock options for 124,573 shares      1,246         328,922              -                    -           330,168
  Issuance of 37,674 shares for 401(k) Plan           377         159,653              -                    -           160,030
  Amortization of restricted stock grant                -               -        200,000                    -           200,000
  Net loss for the year                                 -               -              -          (36,734,408)      (36,734,408)
                                               --------------------------------------------------------------------------------
Balance at December 31, 2000                   $  137,674   $ 157,061,745     $ (250,000)      $ (238,964,176)   $  (82,014,757)
                                               ================================================================================

 The accompanying notes are an integral part of these financial statements.

                             Pliant Systems, Inc.

                           Statements of Cash Flows

                                                                    Year ended December 31
                                                             2000             1999            1998
                                                       -------------------------------------------------
Operating activities
Net loss                                               $   (36,734,408)   $ (26,439,217)   $ (2,760,711)
Adjustments to reconcile net loss to net cash used in
operating activities:
      Depreciation                                           3,204,214        3,048,431       3,295,953
      Amortization of debt issuance costs                      747,500          747,500         747,500
      Amortization of deferred compensation                    800,000          800,000         800,000
      Amortization of restricted stock grant                   200,000          200,000         200,000
      (Decrease) increase in inventory reserve                 (43,323)        (119,211)        644,415
      Loss on disposal of equipment                            300,330          752,342       2,118,495
Changes in operating assets and liabilities:
      Accounts receivable, trade and others, net             3,098,879         (646,525)     (5,266,891)
      Inventories                                           (2,892,849)         402,426         708,574
      Prepaid and other current assets                        (109,799)         412,743         335,686
      Accounts payable and accrued expenses                 (3,898,050)       4,152,369         612,688
      Deferred revenue                                      (3,494,224)         783,608       4,628,015
      Deposits                                                       -       (3,245,072)    (13,018,062)
      Accrued warranty reserve                                (465,180)         106,001      (4,215,576)
      Other long term liabilities                                    -       (2,300,000)      2,300,000
                                                       ------------------------------------------------
Net cash used in operating activities                      (39,286,910)     (21,344,605)     (8,869,914)

Investing activities
Acquisition of furniture, fixtures, & equipment             (4,211,995)      (3,720,935)     (2,395,516)
Acquisition of product software                               (506,480)        (627,580)              -
Net decrease in short-term investments                      11,860,745       22,244,208       7,458,557
                                                       ------------------------------------------------
Net cash provided by investing activities                    7,142,270       17,895,693       5,063,041

Financing activities
Issuance of common stock                                       490,198          492,816         143,692
Cash payment to secular trust                                        -       (4,000,000)              -
Settlement of put option                                             -       (7,346,370)              -
Net decrease in restricted cash                                650,000       10,380,063       1,602,744
                                                       ------------------------------------------------
Net cash provided by (used in) financing activities          1,140,198         (473,491)      1,746,436
                                                       ------------------------------------------------
Decrease in cash and cash equivalents                      (31,004,442)      (3,922,403)     (2,060,437)
Cash and cash equivalents at beginning of year              41,481,289       45,403,692      47,464,129
                                                       ------------------------------------------------
Cash and cash equivalents at end of year               $    10,476,847    $  41,481,289    $ 45,403,692
                                                       ================================================
Supplemental disclosure of cash flow information
Cash paid for interest                                 $     5,750,000    $   5,750,442    $  5,753,063
                                                       ================================================

The accompanying notes are an integral part of these financial statements.

                             Pliant Systems, Inc.

                         Notes to Financial Statements

                               December 31, 2000

1.  Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. These policies are in conformity with accounting principles generally accepted in the United States and have been applied consistently in all material respects.

Business Description

We are engaged principally in the design, engineering, manufacturing and marketing of a sophisticated electronics and software platform for operators of local exchange telephone networks in the United States. Our product platform addresses the access portion of the telephone network and has enabled operators of these local exchange telephone networks to transmit voice, video, and data over fiber optics and copper wire in order to provide a wide array of services, including voice and private line and data service.

In 1998, we developed and implemented a new strategy that focused on the network access markets while leveraging our advanced technologies. Our new strategic plan resulted in executing several new agreements with Lucent Technologies, Inc. ("Lucent") (see Note 2) and a strategic alliance with Bosch Telecom GmbH and Bosch Telecom, Inc. ("Bosch") (see Note 3). These agreements resulted in several one-time revenues and cash payments to us, product development revenues, and recognition of certain nonrefundable deposits as revenue in 1999 and 1998.

In August 1998, we began development of a next generation access product to address the new trends in the network access market. During 2000, we completed final system testing of the first release of our new product in the first quarter. We began field trials in the second quarter and began initial shipments in the third quarter. In 2000, we derived most of our revenue from the sale of our legacy products and from our development projects with Lucent. To reflect our new strategic direction and product focus, on December 7, 1999, our stockholders approved changing our name from BroadBand Technologies, Inc. to Pliant Systems, Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, U.S. Treasury obligations, and commercial paper.

                             Pliant Systems, Inc.

1.  Significant Accounting Policies (continued)

Investments in Debt Securities

Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which we have both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 2000 and 1999, we had no investments that qualified as trading or available for sale.

Accounts Receivable

Our principal financial instrument subject to potential concentration of credit risk is accounts receivable, which are unsecured. Our exposure to credit loss in the event that payment from a customer is not received for revenue recognized equals the net outstanding accounts receivable balance from that customer.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) cost flow assumption.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are stated at cost. Depreciation is determined for financial reporting purposes using the straight-line method over the estimated useful lives of the individual assets, ranging from three to five years, or for leasehold improvements, over the terms of the related leases if shorter. We have used straight-line and accelerated methods of depreciation for income tax purposes.

Deferred Debt Issuance Costs

We capitalized certain costs relating to the issuance of debt. The costs are amortized on a straight-line basis over the term of the debt.

Revenue Recognition

Generally, revenue is recognized when products are shipped and, in some cases, when the product is installed by the customer. Revenue related to the Lucent Research and Development Agreement and related project letters are recognized on the percentage-of-completion method of accounting. Percentage-of-completion under the contract is measured principally by the percentage of costs incurred to date to the estimated total project costs.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (see Note 14).

                             Pliant Systems, Inc.

1.  Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs are charged to operations when incurred.

Stock Options

We account for our employee stock option grants in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Under APB 25 and Interpretation 44, no compensation expense has been recognized since the number of shares granted is fixed, and the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

Loss Per Share

Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. We have potential common stock equivalents related to our outstanding stock options. These potential common stock equivalents were not included in diluted earnings per share for all periods because the effect would have been antidilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because we do not plan to use derivatives, the adoption of this Statement is not expected to have a significant effect on our earnings or financial position.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which was effective July 1, 2000. The Interpretation did not have an impact on our earnings or financial position since changes in the employee stock option plan occurred before July 1, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of 2000. We have determined that SAB 101 will have no material impact on our financial statements.

2.  Lucent Technology, Inc. Relationship

On February 4, 1998, we entered into several agreements with Lucent that established a nonexclusive relationship. These agreements with Lucent included a $21.0 million research and development contract,

                             Pliant Systems, Inc.

2.  Lucent Technology, Inc. Relationship (continued)

a contract manufacturing agreement, and other consideration related to the resolution of outstanding contracts. As a result of the agreements with Lucent, we recognized as revenue $2.3 million in 1999 and $10.7 million in 1998 of nonrefundable payments received prior to 1998 relating to certain potential contractual obligations, which were completed.

The Research and Development Agreement (the "R&D Agreement") provided for us to develop products for Lucent's new AnyMedia digital loop carrier product. Under the contract manufacturing agreement, we would manufacture a product for a Lucent customer. In January 2000, we agreed with Lucent to cancel the manufacturing agreement and transfer the remaining $9.0 million due under that agreement to an amended R&D Agreement.

We have recognized $13.4 million of revenue in 2000 from the R&D Agreement and have recorded a $3.8 million trade accounts receivable from Lucent. Deferred revenue was $2.9 million at December 31, 2000 and represents the contractual billings under the R&D Agreement, net of the revenue recognized under the percentage-of-completion accounting method.

3.  Strategic Alliance and Technology Transfer Agreement

In 1998, we entered into an alliance agreement with Bosch. The agreement includes $12.0 million in cash payments and approximately $2.0 million in development and support expense reimbursement over a two-year period, cross transfer of intellectual property, royalty payments to us, international manufacturing and distribution agreements, as well as future cross supply agreements. We recognized $12.0 million of one-time revenue related to the alliance and recorded reimbursements for expenses as incurred.

During the second quarter of 1998, we determined that a restructuring charge of $2.6 million was required to cover the cost of implementing the Bosch alliance as well as the various Lucent agreements. Other income included a $0.7 million gain on the sale of equipment to Bosch. There was no restructuring reserve balance at December 31, 2000.

4.  Restricted Cash

On December 31, 2000, we had $400,000 restricted cash on deposit with our primary bank in connection with a letter of credit for a performance bond related to a customer order for the Pliant 3000. On December 31, 1999, we had $50,000 restricted cash on deposit with our primary bank as collateral for a corporate procurement card. In addition, we also had an outstanding stand-by letter of credit in the amount of $1.0 million, which was secured by restricted cash of the same amount. The letter of credit expired in March 2000, and the collateral requirement for the bank procurement card was removed in April 2000; therefore, the related cash was reclassified to unrestricted cash.

In connection with a stock repurchase program authorized by the Board of Directors, in 1997 we entered into an agreement with an investment banker. Up to
1.0 million shares of our common stock could be purchased through the use of put and/or call option agreements. Based on the decline in the market value

                             Pliant Systems, Inc.

4.  Restricted Cash (continued)

of our common stock below the put option price of $9.11, we were required to reflect the difference as restricted cash. The put option was exercised in March and April 1999, and we paid the option holder $3.0 million in March 1999 and $4.3 million in April 1999. All payments were recorded as a reduction of paid-in capital and a reduction in restricted cash. We have no further obligations under the agreement.

5.  Employment Agreement

In connection with the hiring of our President and CEO, David E. Orr, on April 1, 1997, we entered into an employment agreement that required us to deposit $4.0 million into a rabbi trust. We are recognizing this amount as compensation expense on a straight-line basis over the five-year employment agreement. Mr. Orr is entitled to receive the interest earnings from the rabbi trust, and these earnings are reported as compensation to him. The $4.0 million is payable to Mr. Orr on the fifth anniversary of his employment or based upon certain triggering events as described in the employment agreement.

In August 1999, Mr. Orr's employment agreement was amended to effect the transfer of the $4.0 million from a rabbi trust to a secular trust. All other terms of the employment agreement remained unchanged, including the term of Mr. Orr's employment. Interest earnings from the secular trust will be paid annually to Mr. Orr. The accounting effects of transferring the $4.0 million from a rabbi trust to a secular trust resulted in the removal of the restricted cash classification on the balance sheet, along with the removal of the long-term deferred compensation liability. The remaining amount of the $4.0 million that was not charged to compensation expense at the time of this amendment has been recorded as prepaid compensation. The balance of $1.0 million is included in other noncurrent assets and will be amortized to compensation expense over the remaining term of the employment agreement.

Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, we charged deferred compensation expense equivalent to the market value at the date of grant, $1.0 million, to stockholders' equity. We are amortizing this amount as compensation expense over the term of the employment agreement of five years.

6.  Investment in Debt Securities

At December 31, 2000 and 1999, our investments in debt securities were classified as cash and cash equivalents and both short- and long-term investments. We maintain these balances principally in demand deposit accounts, U.S. Treasury obligations, and commercial paper with various financial institutions. These financial institutions are located in different areas of the U.S., and our policy is designed to limit exposure to any one institution, as well as credit and maturity risks. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy.

                             Pliant Systems, Inc.

6.  Investment in Debt Securities (continued)

The following is a summary of cash and cash equivalents and short- and long-term investments by balance sheet classification at:

                                                      December 31
                                                 2000            1999
                                             ----------------------------
   Cash and cash equivalents:
     Demand deposit accounts                 $ 1,530,560    $  29,651,381
     Commercial paper                          8,946,287       11,829,908
                                             ----------------------------
                                             $10,476,847    $  41,481,289
                                             ============================

                                                      December 31
                                                 2000            1999
                                             ----------------------------
   Short-term investments:
     Commercial paper                        $15,091,820    $  13,090,581
     U.S. Treasury obligations                         -        8,565,306
                                             ----------------------------
                                             $15,091,820    $  21,655,887
                                             ============================
   Long-term investments:
     Commercial paper                                  -    $   5,296,678
                                             ============================

The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of December 31, 2000 and 1999.

7.  Inventories

Inventories consist of the following:

                                                      December 31
                                                 2000           1999
                                             ---------------------------

   Electronic parts and other components     $ 5,641,932    $  3,616,080
   Work-in-process                               956,706         941,399
   Finished goods                              1,938,053       1,086,363
                                             ---------------------------
                                               8,536,691       5,643,842
Inventory valuation reserve                   (4,022,362)     (4,065,685)
                                             ---------------------------
                                             $ 4,514,329    $  1,578,157
                                             ===========================

                             Pliant Systems, Inc.

8.  Leases

Our primary facility lease is a five-year agreement terminating in December 2003 with a renewal option. The total monthly commitment for the lease is approximately $87,000. We also entered into various year-to-year operating leases related to certain equipment. In June 1998, we entered into a five-year, noncancelable sublease for a portion of our office facilities to a third party.

Future minimum lease payments, net of sublease income, under the noncancelable leases at December 31, 2000 are as follows:

                      2001                $   721,500
                      2002                  1,063,600
                      2003                  1,042,000
                                          -----------
                      Total               $ 2,827,100
                                          ===========

Future rental income payments under the noncancelable sublease at December 31, 2000 are approximately $385,000 for the year 2001. Although the term of the sublease equals the term of the base lease, the sublease is cancelable upon 12 months written notice; therefore, no future rental income has been netted against future rent expense in the years after 2001 in the table presented above. Rent expense was approximately $1,198,000, $1,055,000, and $1,170,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

9.  Convertible Debt

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001 that entitle the holder to convert the notes into shares of our common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of our common stock at a conversion price of $41.48 per share. We could not redeem the notes before May 15, 1999. After that date, we could have redeemed the notes initially at 102%, and at decreasing prices thereafter to 100% at maturity, plus accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. As of May 15, 2000, the convertible subordinated notes were reclassified from long-term liabilities to short-term liabilities because the maturity date is within one year.

Starting in January 1999, we were negotiating a debt restructuring of the convertible subordinated notes, but we decided in November 1999 not to undertake a debt restructuring transaction at that time. Therefore, deferred costs of $2.3 million related to the discontinued debt restructuring negotiations were charged to other expense in December 1999. In December 2000, we again started negotiations to restructure our convertible notes. Approximately $0.2 million in related expenses were deferred as of December 31, 2000. The estimated fair value of the convertible subordinated notes, determined by the average of the bid and ask prices on December 31, 2000, was approximately $25.3 million.

                             Pliant Systems, Inc.

10.  Commitments and Contingencies

We commenced legal action in civil court in March 1997 against a competitor claiming infringement of one of our patents. The competitor immediately countered to have our patent declared invalid and unenforceable and further claimed infringement by us of two of its patents. In April 1998, we and our competitor announced that the patent litigation had ended. As part of the settlement, we agreed with our competitor to enter into a perpetual cross license agreement of patents currently issued or applied for and for future patents issued during the next five years. We received $5.0 million in 1998 for the perpetual cross license agreement and have included this amount in "technology transfer and license agreement" revenue in the accompanying financial statements.

We have entered into contracts with various suppliers for the production of certain components and subassemblies used in our products. Under the terms of the contracts, we had firm purchase commitments to purchase from the suppliers approximately $9.9 million of these components and subassemblies at December 31, 2000.

11.  Stock Option Plans

We had previously adopted an incentive stock option plan for employees, a nonqualified stock option plan for consultants and others, a nonqualified stock option plan in connection with the CEO employment agreement, and a directors stock option plan for directors. On May 19, 1998 our stockholders approved an equity compensation plan that replaced all of the existing stock option plans. Under the plan, we may grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, and other stock awards or stock rights.

Information concerning outstanding stock options to purchase common stock under the plan as of December 31, 2000 is summarized as follows:

                                                                     Aggregate
                                        Per Share       Number of     Exercise
                                     Exercise Price      Shares        Price
                                     -------------------------------------------
Incentive and nonqualified stock
   options outstanding:
     Vested                          $  1.16 - $ 17.25  1,670,610   $  5,901,672
     Unvested                        $  1.16 - $ 17.25  2,118,250   $  8,642,923
                                     -------------------------------------------
Totals                                                  3,788,860   $ 14,544,595
                                                        ========================

Options are granted at not less than fair market value at the date of grant as determined by the Board of Directors and may be exercised upon terms approved by the Board. During 2000, we granted 593,064 options under the incentive stock option plan and 266,561 nonqualified options. Certain nonqualified grants include provisions which prohibit exercise until near the option expiration date or until the end of the full vesting period or before we attain profitability. Vested options are exercisable at dates ranging from six months to nine years and nine months from date of grant. Shares not yet vested are not

                             Pliant Systems, Inc.

11.  Stock Option Plans (continued)

exercisable. All options outstanding expire between five and ten years from the grant date. Effective January 1, 2000, most of the stock options previously granted with a five-year or greater vesting schedule were accelerated to vest over a four-year period. This accelerated vesting did not result in variable accounting treatment under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

The following table summarizes stock option activity from January 1, 1998 through December 31, 2000:

                                            Number of   Weighted Average     Option Price
                                             Shares      Exercise Price         Total
-----------------------------------------------------------------------------------------
Options outstanding at December 31, 1997     2,570,140      $ 8.75        $    22,495,815
    Granted                                  2,458,362        3.51              8,634,041
    Canceled                                 2,608,326        6.35             16,550,830
    Exercised                                   26,900        0.25                  6,890
                                             ---------                    ---------------
Options outstanding at December 31, 1998     2,393,276        3.45              8,256,802
    Granted                                  1,423,450        2.39              3,400,197
    Canceled                                   437,907        3.19              1,395,549
    Exercised                                  122,500        3.18                389,148
                                             ---------                    ---------------
Options outstanding at December 31, 1999     3,256,319        3.03              9,873,013
    Granted                                    859,625        6.53              5,610,722
    Canceled                                   204,511        3.01                615,618
    Exercised                                  122,573        2.64                323,522
                                             ---------                    ---------------
Outstanding at December 31, 2000             3,788,860        3.84        $    14,544,595
                                             =========                    ===============

The weighted average remaining contractual life of the outstanding options is
7.47 years. The number of shares and average price of options exercisable at December 31, 2000, 1999, and 1998 were 1,604,442 shares at $3.50, 854,207 shares at $4.02, and 764,536 shares at $4.17, respectively.

We have elected to follow APB 25 due to the fact that the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if we accounted for our employee stock options granted after December 31, 1994, under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2000 and 1999:

                             Pliant Systems, Inc.

11.  Stock Option Plans (continued)

                                            2000              1999
                                            ----              ----
       Risk free interest rate               5.25%             6.48%
       Dividends                                -                 -
       Volatility factor                   1.0800            1.0200

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                             December 31
                                         2000           1999
                                         ----           ----

Pro forma net loss                  $ 40,444,069     $ 29,471,430
Pro forma loss per share            $       2.97     $       2.19


12.  Common Stock Reserved for Future Issuance

At December 31, 2000, we had reserved a total of 5,018,870 of our authorized 65,000,000 shares of common stock for future issuance as follows:

     Granted and outstanding stock options                        3,788,860
     Future issuance of stock options                               211,883
     Outstanding warrants related to a lease line                     7,813
     Outstanding warrants related to a legacy customer            1,000,000
     Possible future issuance under 401(k) plan                      10,314
                                                                  ---------
     Total shares reserved                                        5,018,870
                                                                  =========

13.  Warrants

During 1995, we received $7.0 million for six-year warrants issued to a customer that entitle the purchaser of the warrants to acquire 1,000,000 shares of our common stock for $41.75 per share. These warrants expire on March 31, 2001.

                             Pliant Systems, Inc.

14.  Capital Stock

On December 7, 1999, our stockholders authorized an amendment of our certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 65,000,000 shares. The increase in authorized shares was undertaken to allow us more flexibility to issue common shares in connection with a possible debt restructuring transaction, equity financing, future expansion of the business through investments or acquisitions, management and employee incentive plans, and for other general corporate purposes.

On November 19, 1996, the Board of Directors declared a dividend distribution of one preferred share purchase right ("right") for each share of common stock outstanding on December 23, 1996. The right becomes exercisable only if a person or group acquires, or obtains the right to acquire, 15% or more of our common stock or commences a tender offer or exchange offer which, if consummated, would result in that person or group owning at least 15% of our outstanding common stock.

In connection with the November 19, 1996 preferred share dividend distribution, we restated our articles of incorporation, thereby creating a series of Series A preferred stock. Of our 7,500,000 shares of convertible preferred stock, 100,000 shares were authorized for this series, with a dividend rate of the greater of $10.00 per share or 1,000 times the aggregate per share amount of common stock dividends. Each share is entitled to one vote and shall have a liquidation preference of $1,000 per share, plus accrued and unpaid dividends. None of the Series A preferred stock has been issued at December 31, 2000.

None of the remaining 7,400,000 shares of convertible preferred stock have been issued. The Board of Directors has the right to determine the preferences, rights, and restrictions of the convertible preferred stock.

15.  Income Taxes

At December 31, 2000 and 1999, we have net operating loss carryforwards and research and development credits of approximately $230.3 million and $191.6 million, and $7.1 million and $6.1 million, respectively, for income tax purposes that expire in years 2003 through 2020. We have North Carolina net economics loss carryforwards of $90.0 million that expire in years 2000 through 2005. For financial reporting purposes, a valuation allowance of $105.1 million ($89.5 million in 1999) has been recognized to offset the deferred tax assets at December 31, 2000. When and if realized, the tax benefit for those items will be reflected in current operations as a reduction of income tax expense. Significant components of our deferred tax liabilities and assets at December 31, 2000 and 1999 are as follows:

                             Pliant Systems, Inc.

15.  Income Taxes (continued)

                                                                 December 31
                                                           2000              1999
                                                     --------------------------------
Deferred tax assets:
  Net operating loss carryforwards                   $  92,133,000       $ 76,637,000
  Research and experimental credit carryforwards         7,000,000          6,060,000
  Executive compensation                                 1,500,000          1,100,000
  Bad debt allowance                                        20,000             59,000
  Book over tax depreciation                             1,517,000          1,059,000
  Deferred revenue                                       1,179,000          2,577,000
  Inventory reserve                                      1,560,000          1,902,000
  Warranty reserve                                          19,000             56,000
  Other                                                    181,000             59,000
                                                     --------------------------------
Total deferred tax assets                              105,109,000         89,509,000
Valuation allowance for deferred tax assets           (105,109,000)       (89,509,000)
Net deferred tax assets                                          -                  -
                                                     --------------------------------
Net deferred taxes                                   $           -       $          -
                                                     ================================

Based on the number of shares of common and preferred stock issued in 1992 and 1993, we exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of this occurrence limits the annual utilization of the net operating loss carryforwards to an amount determined by multiplying our fair market value immediately before the change in ownership percentage by the federal long-term tax exempt interest rate at the time of the change. As of December 31, 2000, future uses of a portion of the net operating loss carryforwards are limited to approximately $31.0 million of taxable income per year. This limitation applies to all losses incurred through November 12, 1993 in the amount of $50.2 million; the remaining loss of $180.1 million is not currently limited.

16.  Employee Benefit Plan

We have a 401(k) Plan and Trust covering substantially all employees. Employees at least 21 years of age are eligible for the Plan. We will provide a matching contribution of up to 50% of employee contributions to a maximum employee contribution of 6% of the employee's wages. In addition, we may make annual discretionary profit sharing contributions to the Plan. Our contributions are subject to a five-year vesting period. Contributions are invested in one or more of 11 investment choices, including our common stock, at the discretion of the employee. We pay the Plan expenses which totaled approximately $24,000, $21,000, and $44,000 in the years 2000, 1999, and 1998, respectively. Our contributions to the plan for 2000, 1999, and 1998 totaled approximately $536,000, $462,000, and $458,000, respectively.

                             Pliant Systems, Inc.

17.  Business Segment Information

We are engaged in a single business segment consisting of the development, manufacture, marketing, and service of electronic equipment for the telecommunications industry. Regional Bell Operating Companies ("RBOCs"), independent telephone companies, competitive local exchange carriers, and telecommunications equipment manufacturers are the primary users of our products. In 1998, we entered into several agreements with Lucent, which utilized our research and development and manufacturing resources and have resulted in significant revenue.

Revenues from Lucent, Marconi, and others as a percentage of our total revenues (exclusive of the $2.3 million and $10.7 million nonrefundable prepayment revenue in 1999 and 1998, respectively, and the $17.0 million technology transfer and license agreement in 1998) are as follows:

                                        2000      1999      1998
                                      ---------------------------

    Lucent                               85.0%    93.0%      79.0%
    Marconi                              10.0      4.0          -
    RBOCs                                 3.0      1.0        6.0
    Others                                2.0      2.0       15.0
                                      ---------------------------
                                        100.0%   100.0%     100.0%
                                      ===========================

Revenues by geographic area as a percentage of our total revenues (exclusive of the nonrefundable prepayment revenue and the technology transfer and license agreement) are as follows:

                                        2000      1999      1998
                                      ---------------------------

    United States                        92.0%    97.0%      97.0%
    Europe                                7.0      3.0        3.0
    Australia                             1.0        -          -
                                      ---------------------------
                                        100.0%   100.0%     100.0%
                                      ===========================

Accounts receivable trade and other concentrations were as follows:

                                                   December 31
                                                 2000     1999
                                               ----------------

   Lucent                                        73.0%     92.0%
   Marconi                                       12.0       3.0
   RBOCs                                            -       3.0
   Others                                        15.0       2.0
                                               ----------------
                                                100.0%    100.0%
                                               ================

                             Pliant Systems, Inc.

18.  Financial Requirements and Liquidity

At the end of 2000, we had $26.0 million of cash, cash equivalents, and investments. We do not have the resources to pay the $115.0 million in convertible debt due on May 15, 2001, and it is unlikely that we will be able to raise additional debt or equity capital to repay our convertible notes. We will need to have the maturity date of the notes extended, convert them to equity, or otherwise restructure the terms of the notes. If they are not extended, converted to equity, or otherwise restructured, we will be required to undertake more serious measures. Based on our current business plan and short-term cash forecast, we expect that our cash and cash equivalents will be adequate to fund our operating requirements and capital expenditures through mid-July 2001, assuming the $115.0 million notes are extended or restructured. In addition to negotiating a maturity extension on the notes or a restructuring of the notes to equity, we will also require $55.0 million in additional financing. This additional capital will be used for development of future releases of the Pliant 3000, marketing and sales efforts, capital expenditure requirements, and general corporate purposes. We believe the amount of capital required will sustain us until we are able to achieve positive cash flow and possibly obtain working capital financing.

We have evaluated alternatives to reduce the cash burn rate; however, due to the early production stage, early customer penetration, and continued product development of the Pliant 3000, we are unable to undertake major cost reductions without negatively impacting our business plan. We believe that major cost reductions will prevent us from continued development and delivery of the Pliant 3000 and can actually hinder the capital raising activities.

In late 2000, we engaged Jefferies and Company, Inc. to assist us in negotiations to restructure our $115.0 million convertible subordinated notes and to obtain new debt and/or equity financing. We have had several meetings with a committee representing a substantial majority of the note holders but have not reached an agreement at this time. The note holders are awaiting the outcome of our capital raising activities, and we believe that any potential capital source will negotiate with the debt holders on their respective positions in the company's capital structure.

The capital markets have presented a very challenging environment for us to raise public or private equity. The current economic slowdown and significantly reduced stock valuations of telecommunication equipment companies make the current capital markets very difficult for us to raise capital. Since late January 2001, we have focused our capital raising efforts on private equity from large private equity financial investors, as well as strategic investors in the telecommunications equipment industry. At this time, we have not obtained a commitment from a financial or strategic investor for even some portion of the capital we require; however, we plan to continue such efforts. If we are unable to raise the additional capital, we may propose to the Board of Directors to sell the company or substantially all of its assets to attempt to satisfy the note holders and other creditors. Even if we sell substantially all of the assets of the company, we may be forced to seek protection from creditors under the United States Bankruptcy Code.

                             Pliant Systems, Inc.

19.  Supplemental Financial Information (unaudited)

                                Quarterly Results
                      (In thousands, except per share data)

                                                               2000
                                                               ----
                                         Fourth        Third         Second        First
                                         ------        -----         ------        -----
Revenue                              $     4,352    $     3,862   $     3,937   $     6,594
Gross margin                                 829            753         2,230         3,602
Net loss                             $    (9,664)   $   (10,723)  $    (9,645)  $    (6,702)
                                     ============   ============  ============  ============
Net loss per share                   $     (0.71)   $     (0.78)  $     (0.71)  $     (0.49)
                                     ============   ============  ============  ============

                                                               1999
                                                               ----
                                         Fourth        Third         Second        First
                                         ------        -----         ------        -----
Revenue                              $     9,421    $    12,467   $     7,910   $     4,184
Gross margin                               2,745          3,073         4,248         2,197
Net loss                             $   (10,895)   $   ( 5,879)  $    (4,272)  $    (5,393)
                                     ============   ============  ============  ============
Net loss per share                   $     (0.80)   $     (0.44)  $     (0.32)  $     (0.40)
                                     ============   ============  ============  ============


                                                               1998
                                                               ----
                                         Fourth        Third         Second        First
                                         ------        -----         ------        -----
Revenue                              $    13,986    $     3,017   $    19,807   $     2,507
Gross margin                              13,123          1,064        17,706           319
Net income/(loss)                    $     6,630    $    (5,722)  $     7,405   $   (11,074)
                                     ============   ============  ============  ============
Net income/(loss) per share          $      0.49    $     (0.43)  $      0.55   $     (0.83)
                                     ============   ============  ============  ============

                             Pliant Systems, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant

Current Directors

The following table sets forth information regarding our Directors:

                               Year
                               First
                              Elected       Term
                                as         Expires      Age
Name                          Director
------------------------------------------------------------

David E. Orr                    1997        2000        49
Dr. John R. Hutchins, III       1988        2000        66
Richard P. Clark                1992        2001        53
Dr. J. Richard Jones            1988        2001        53
Dr. Charles T. Lee              1989        1999        60
Alan E. Negrin                  1998        1999        62
Norman R. Robertson             2000        2001        52
Dr. John R. Sergo, Jr.          2000        2001        58

Executive Officers of the Registrant

Executive officers are elected annually and serve at the pleasure of the Board of Directors. Our current executive officers are:

                                                                       Officer
Name                        Office                                      Since     Age
----------------------------------------------------------------------------------------
David E. Orr                President, Chief Executive Officer and       1997      49
                            Director
Dr. John R. Hutchins, III   Chairman of the Board and Director           1988      66
Dr. J. Richard Jones        Executive Vice President, Assistant          1988      53
                            Secretary, and Director
John T. Autrey              Vice President, Chief Financial Officer,     1998      50
                            Secretary, and Treasurer
Julia S. LaColle            Assistant Treasurer                          1998      51

                             Pliant Systems, Inc.

                                 Annual Report

Item 10.   Directors and Executive Officers of the Registrant (continued)

Current Directors (continued)

As of the end of 2000, the following people held these positions:

                                                                Officer
Name                   Office                                    Since     Age
-------------------------------------------------------------------------------

Leonard D. Hayes       Vice President of Operations               1997      50
David J. McLean        Vice President of Engineering              1998      40
Craig M. Swinn         Vice President of Sales and Marketing      1998      51
Loretta M. Woodall     Vice President of Human Resources          1998      50

Biographies of Directors and Executive Officers

Mr. Autrey began with Pliant Systems as an interim Chief Financial Officer while a partner with Tatum CFO Partners, LLP and became Vice President and Chief Financial Officer in November 1998. Mr. Autrey was elected Secretary and Treasurer in May 1999. He was previously employed from 1997 to 1998 as a partner with Tatum CFO, LLP, serving as an interim CFO with several small to midsize companies. From 1988 to 1996, he was employed as Vice President of Finance and Administration at a subsidiary of IKON Office Solutions.

Mr. Clark, Director, was the President and Chief Executive Officer of M/A-COM, Inc. (a wholly owned subsidiary of AMP Incorporated, a supplier of connectors for electronic products) from July 1995 until his retirement in 1999. He was also Vice President of the Global Wireless Products Group of AMP during the same period. From July 1989 to July 1995, Mr. Clark was the Associate Director of Corporate Development of AMP.

Mr. Hayes joined Pliant Systems in March 1992 as Director of Materials. Since March 1997, Mr. Hayes has served as Vice President of Operations and is responsible for all manufacturing and procurement functions, including contract negotiations and administration. In his 23 years in materials and manufacturing operations, he has held executive positions responsible for materials, logistics, and manufacturing at Commodore International Ltd., where he was responsible for worldwide activities in support of a $1.1 billion revenue stream, and senior management positions in materials and operations at Data General Corporation.

Dr. Hutchins is a founder of Pliant Systems and has served as a Director and its Chairman of the Board (except for a period during 1997 and 1998 during which he was Chairman Emeritus) since its formation in July 1988. Except for a period during 1990 and 1991, he also served as company Treasurer and Secretary until November 1992. Before July 1988, Dr. Hutchins was Executive Vice President at Siecor Corporation, which he joined in September 1985. Before joining Siecor, Dr. Hutchins served as Senior Vice President, Vice President and Director of Research and Development at Corning Incorporated for 12 of his 25 years there.

                             Pliant Systems, Inc.

                                 Annual Report

Item 10.   Directors and Executive Officers of the Registrant (continued)

Biographies of Directors and Executive Officers (continued)

Dr. Jones is a founder of Pliant Systems and has served as Executive Vice President and a Director since its formation in July 1988. He is our Chief Technical Officer and is responsible for overseeing the development of advanced technology. From February 1987 until July 1988, he worked for Siecor Corporation, where he held the position of Director of Broadband Development. Before February 1987, Dr. Jones held management and development-oriented positions at FiberLAN, Inc. (a Siecor-BellSouth joint venture); Siecor Corporation; Harris Corporation (a manufacturer of communications systems for military and industrial markets); and Bell Laboratories.

Ms. LaColle joined Pliant Systems in November 1991; she was appointed to her current position in September 1998. She is responsible for the cash management of our company and its banking relationships, as well as stock option plan management. She has held various financial positions with Unisys Corporation; General Shale Brick, Inc.; and BP Amoco.

Dr. Lee, Director, is the Chairman and founder of Charles Lee Enterprise, an information industry business development firm with a specialty in Asia/Pacific alliances since 1989. He was General Partner of Abacus Ventures, a venture capital investment company, from 1985 to 1997.

Mr. McLean joined Pliant Systems in October 1996 as Director of Broadband Programs. In June 1997, he was named Vice President of Technical Services. On March 2, 1998, Mr. McLean was appointed Vice President of Engineering. He is responsible for the development of our Pliant 3000 access product as well as our Technical Services. From 1981 to 1996, he held several senior management positions in marketing, development, and manufacturing at IBM Corporation.

Mr. Negrin, Director, is a telecommunications industry consultant. He previously founded and was CEO of E/O Networks in 1993 and co-founded Optilink Corporation, where he was Executive Vice President.

Mr. Orr has served as President, Chief Executive Officer, and Director since he joined Pliant Systems in April 1997. From August 1991 until joining Pliant, he was employed at Alcatel Network Systems, Inc. as President and Chief Executive Officer. At Alcatel Network Systems, which designs, manufactures, and markets a full line of telecommunication systems products for the transport and management of voice, data, and image traffic, he was responsible for operations in Raleigh and Clinton, North Carolina; Longview, Texas; Nogales, Mexico; Georgetown, Canada; and San Jose, California. Before joining Alcatel, he was Vice President and General Manager of Rockwell International's Network Transmission Systems Division. He held various management positions at Rockwell after joining that company in 1985. Before joining Rockwell, he held various positions with GTE, including Network Director for General Telephone Company of Wisconsin.

Mr. Robertson, Director, is the Vice President of Finance and Chief Financial Officer of Progress Software Corporation. He has over 30 years of financial management expertise, primarily in high technology companies ranging in size from start-up to $800 million in revenue. Prior to his current position, Mr. Robertson held management positions with M/A-COM, Inc. and Fisher Scientific, among others.

                             Pliant Systems, Inc.

                                 Annual Report

Item 10.   Directors and Executive Officers of the Registrant (continued)

Biographies of Directors and Executive Officers (continued)

Dr. Sergo, Director, is a faculty member at Georgia State University and in a 30-year career has held executive level marketing, technology assessment, and technical management positions in several telecommunication service and equipment companies. He has been an executive at DSC (now Alcatel), Nortel Networks, Sprint, and Bell Laboratories.

Mr. Swinn joined Pliant Systems in October 1998 and is responsible for marketing and sales of our new access product. With more than 26 years of domestic and international telecommunications experience, he has worked for organizations such as DSC, Alcatel, Siemens, Northern Telecom (now Nortel Networks), and Commonwealth Telephone Enterprises. His assignments included engineering, project management, network planning, and customer service as well as marketing and sales for access products.

Ms. Woodall joined Pliant Systems in April 1995 and was appointed to her current position in July 1998. She is responsible for directing the compensation, benefits, and recruiting programs as well as organization and career development, change management, and employee relations. Ms. Woodall has 25 years of human resource experience in such diverse industries as pharmaceuticals, financial services, and manufacturing. She has held leadership positions in human resources with CIGNA Corporation and SmithKline Beecham Corporation and has also done consulting work with several companies, including Glaxo.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that our executive officers, directors, and all other persons we know to be subject to Section 16 of the Securities Exchange Act of 1934 filed all reports required to be filed during 2000 under Section 16(a) of that Act on a timely basis, with the exception of Dr. John R. Sergo, Jr. and Norman R. Robertson, each of whom had a late filing of a Form 3. Our belief is based solely on our review of Forms 3, 4, and 5 and attached amendments furnished to us for our most recent fiscal year by persons known to be subject to Section 16.

Item 11.   Executive Compensation

Summary Compensation Table

The following table and the narrative text discuss the compensation paid in 2000 as well as compensation earned in 2000 but not paid until 2001. It includes compensation amounts for the two prior fiscal years earned by our chief executive officer and the four most highly compensated executive officers.

                             Pliant Systems, Inc.

                                 Annual Report

Item 11.   Executive Compensation (continued)

Summary Compensation Table (continued)

                                                                       Long Term Compensation
                                 Annual Compensation               Awards         Payouts
                                 -------------------             --------------------------------
                                                  Other Annual   Restricted     Options/     LTIP     All Other
Name and                       Salary    Bonus    Compensation     Stock          SARs     Payouts  Compensation
Principal Position       Year    ($)     ($)(1)         ($)        Awards        (#)(2)      ($)         ($)
----------------------------------------------------------------------------------------------------------------
David E. Orr             2000  350,000   115,500        (3)          (4)           -         (4)        82,000 (6)
  President and          1999  350,000   148,750        (3)          (4)           -         (4)       162,120 (7)
  Chief Executive        1998  350,000   175,000        (3)          (4)     400,000 (5)     (4)       397,650 (8)
  Officer

John T. Autrey           2000  130,000    28,600        (3)          (4)           -         (4)          (4)
  Vice  President and    1999  130,000    44,200        (3)          (4)      20,000         (4)          (4)
  Chief Financial        1998   45,969      (4)         (3)          (4)      75,000 (9)     (4)          (4)
  Officer

David J. McLean          2000  180,000    49,500        (3)          (4)           -         (4)          (4)
  Vice President,        1999  180,000    76,500        (3)          (4)      30,000         (4)          (4)
  Engineering            1998  170,000    75,000        (3)          (4)     128,365 (9)     (4)          (4)

Leonard D. Hayes         2000  140,000    34,650        (3)          (4)           -         (4)          (4)
  Vice President,        1999  140,000    78,550        (3)          (4)      50,000         (4)          (4)
  Operations             1998  135,000    54,000        (3)          (4)      71,671 (9)     (4)          (4)

Craig M. Swinn           2000  180,000    44,550        (3)          (4)           -         (4)          (4)
  Vice President,        1999  180,000   108,850        (3)          (4)      20,000         (4)        65,644 (11)
  Sales and              1998   36,290   110,000 (10)   (3)          (4)     100,000         (4)        11,193 (11)
  Marketing

(1) Amounts in column include amounts earned during the year but not necessarily paid during the fiscal year.

(2) This column includes the number of shares of common stock issuable upon exercise of options granted. We did not grant any stock options to the executive officers during 2000. We did not grant any stock appreciation rights during 2000.

(3) Other Annual Compensation for executive officers is not reported. It is less than the required reporting threshold of the Securities and Exchange Commission.

(4)  There was no compensation of this type.

(5) Includes 400,000 options considered to be granted based on the December 10, 1998 repricing of a total of 400,000 options previously granted to Mr. Orr.

                             Pliant Systems, Inc.

                                 Annual Report


Item 11.   Executive Compensation (continued)

Summary Compensation Table (continued)

(6) This amount relates to retirement benefits paid to Mr. Orr based on Mr. Orr's 1997 employment agreement.

(7) This amount includes $118,936 of interest for January through June of 1999 on $4,000,000 deposited in a trust based on Mr. Orr's employment agreement. It also includes $43,184 in retirement benefits for 1999.

(8) This amount includes $4,042 paid during 1998 to Mr. Orr for moving expenses and $247,045 of interest on $4,000,000 deposited in a trust based on Mr. Orr's employment agreement. For a discussion of Mr. Orr's employment agreement and the payment of interest on amounts deposited in the trust, see "Employment Agreements" in the next section. This amount also includes $64,563 for 1997 and $82,000 for 1998, which are contributions we made to the BroadBand Technologies Supplemental Deferred Compensation Plan in 1998. This plan was terminated in August 1999.

(9)  All options previously granted were repriced on December 10, 1998.

(10) This amount includes $60,000 paid to Mr. Swinn as a sign-on bonus and $50,000 paid as a retention bonus.

(11) We paid $11,193 in 1998 and $65,644 in 1999 to Mr. Swinn for moving expenses.

Employment Agreements

General
-------

We entered into an employment agreement with David E. Orr, referred to as the Orr Employment Agreement. We have summarized below the major terms of this agreement. This summary is not a complete description of the terms of the Orr Employment Agreement. You should read the entire employment agreement for a complete understanding of all the terms. A copy of this agreement is filed as an exhibit to reports we filed with the Securities and Exchange Commission.

Salary and Bonus
----------------

Mr. Orr was appointed President and Chief Executive Officer on April 1, 1997. Mr. Orr's term of employment is five years, but automatically renews for additional one-year periods. Either we or Mr. Orr may terminate the Orr Employment Agreement by written notice to the other at least one year prior to the termination date. Mr. Orr's base annual compensation will be at least $350,000 and he received an incentive bonus of $175,000 for his first year of employment. After the first year, he will be eligible for an incentive bonus in accordance with our incentive compensation program, but the annual target bonus will be at least 50% of his current base salary. If we terminate his employment without cause during the term of the Orr Employment Agreement, Mr. Orr will receive, for two years after termination, payments based on his then-current base salary and his target bonus for the year in which the termination occurs.

                             Pliant Systems, Inc.

                                 Annual Report

Item 11.   Executive Compensation (continued)

Employment Agreements (continued)

Signing Bonus
-------------

We also agreed to pay Mr. Orr a signing bonus of $4,000,000. We placed the $4,000,000 in a trust, which will be distributed to Mr. Orr on the earlier of the fifth anniversary of the Orr Employment Agreement or the termination of Mr. Orr's employment by us without cause. If Mr. Orr voluntarily terminates his employment before the end of the Orr Employment Agreement or we terminate his employment for cause before the end of the Orr Employment Agreement, we will not distribute the trust to Mr. Orr. A pro rata portion of the $4,000,000 will be paid to Mr. Orr if he becomes disabled and is unable to work. Interest on the amount deposited in the trust will accumulate and be paid to Mr. Orr quarterly. In March 1999, our Board approved a modification of Orr Employment Agreement to covert the trust from a rabbi trust to a secular trust. The secular trust was established in August 1999. All income earned after August 1999 will be paid annually to Mr. Orr on January 1. All other conditions of the Orr Employment Agreement were unchanged, including the term of the employment agreement.

Stock Compensation
------------------

We also issued to Mr. Orr 80,000 shares of common stock. Mr. Orr will not receive this common stock if his employment terminates for any reason prior to the fifth anniversary of the stock grant. If we terminate him without cause, he will retain the stock. Mr. Orr also received a nonqualified stock option to purchase 350,000 shares of common stock at an exercise price of $12.50 per share. This stock option was repriced to $3.25 per share on December 10, 1998. The option becomes exercisable upon reaching certain performance goals but is subject to accelerated vesting upon a Change in Control under certain circumstances. Change in Control is defined below.

Supplemental Deferred Compensation Plan
---------------------------------------

The Orr Employment Agreement also provided for a Supplemental Deferred Compensation Plan that was to be funded at $82,000 annually. The Board modified this agreement on May 18, 1999 to terminate the deferred compensation arrangement and to pay the $82,000 directly to Mr. Orr, less any tax withholdings. The balance in the plan was distributed to Mr. Orr in August 1999. In accordance with Mr. Orr's revised employment agreement, we paid Mr. Orr $82,000 in 2000.

Effect of a Change in Control
-----------------------------

Mr. Orr will receive certain benefits and payments if we incur a Change in Control of our company and Mr. Orr's employment is terminated without cause within three years of the Change in Control. The Orr Employment Agreement defines Change of Control as:

 .    a public offer to purchase a certain number of our common shares or other acquisition which results in at least 50% of our stock being purchased;

                             Pliant Systems, Inc.

                                 Annual Report

Item 11.   Executive Compensation (continued)

Employment Agreements (continued)

Effect of a Change in Control (continued)
-----------------------------

 .    the merger or consolidation of Pliant Systems with or into another company;
 .    the sale of all, or most, of our assets;
 .    the sale of our assets to satisfy all of our liabilities; or
 .    our directors at the beginning of the agreement or directors elected by the stockholders on the recommendation of at least two-thirds of such directors (or directors previously so elected) cease to be a majority of the Board of Directors.

Upon a Change of Control, Mr. Orr would receive the following payments and benefits:

 .    full vesting of his stock option or a lump sum payment equal to the value lost under the option;
 .    three lump sum payments equal to his base salary on the date of the termination of his employment; and
 .    his bonus for the year in which his termination occurs.

We will make the above payments on the date of his termination and the first and second anniversaries of the date of his termination. The agreement limits Mr. Orr's ability to compete with us or solicit our employees, suppliers, or customers for two years after the termination of his employment.

Stock Options Granted During Fiscal Year

This table shows the stock options granted to our executive officers during 2000. No stock appreciation rights were granted to our executive officers during 2000.

                   Option Grants in the Fiscal Year Ended December 31, 2000

                                                                             Potential Realized
                                    % of Total                                Value at Assumed
                                      Options                              Annual Rates of Stock
                                    Granted to                              Price Appreciation for
                                   Employees in  Exercise or                  Option Term (2)
                         Options    Fiscal Year  Base Price  Expiration       ---------------
   Name                  Granted        (1)        ($/Sh)       Date          5%          10%
---------------------------------------------------------------------------------------------
David E. Orr                 -            -           -            -           -            -
John T. Autrey               -            -           -            -           -            -
Leonard D. Hayes             -            -           -            -           -            -
David J. McLean              -            -           -            -           -            -
Craig M. Swinn               -            -           -            -           -            -

                             Pliant Systems, Inc.

                                 Annual Report

Item 11.   Executive Compensation (continued)

Stock Options Granted During Fiscal Year (continued)

(1) We granted a total of 619,625 options to purchase shares of our common stock to all employees during 2000. There were no option grants to our executive officers in 2000. Our directors were granted options to purchase 240,000 shares of common stock during 2000.

(2) We calculated the potential realizable value of the options reported above by assuming 5% and 10% annual rates of appreciation of our common stock from the date the options were granted until their expiration. These assumed annual appreciation rates comply with the rules of the Securities and Exchange Commission and are not intended to predict our future common stock price. We chose not to report the present value of the options because we do not believe any formula will determine with reasonable accuracy a present value because of unknown or rapidly changing factors. The actual value realized from the options could be substantially higher or lower than the values reported above. The actual value from the options will depend upon the future appreciation or depreciation of our common stock during the option period and the timing of exercise of the options.

Stock Options Exercised During Fiscal Year and Year-End Values of Unexercised Options

This table shows information about the stock options exercised by some of our executive officers. No stock appreciation rights were exercised by these executive officers during 2000.

          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

                                                                         Value of Unexercised
                                                                         in-the-Money Options
                      Shares                 Number of Unexercised            at FY-End
                     Acquired      Value       Options at FY-End                 ($)
                    On Exercise  Realized             (#)             Exercisable/Unexercisable
Name                    (#)       ($)(1)   Exercisable/Unexercisable             (2)
-----------------------------------------------------------------------------------------------
David E. Orr             0           0          34,375/365,625                 0/0
John T. Autrey           0           0           65,000/30,000                 0/0
Leonard D. Hayes         0           0           80,919/55,752                 0/0
David J. McLean          0           0           93,875/64,490                 0/0
Craig M. Swinn           0           0           48,750/71,250                 0/0

(1) The amounts reported in this column reflect the amount by which the value of our common stock on the date the option was exercised exceeded the exercise price of the option. The option holder does not realize any cash until the shares of common stock issued upon exercise of the options are sold.

(2) The value of our common stock at December 29, 2000 was $1.16 per share. Value was determined by taking the last sale price of our common stock on that date as reported by the Over The Counter Bulletin Board. The value of options was determined by subtracting the aggregate exercise prices of the options from the value of our common stock issuable upon exercise of the options.

                             Pliant Systems, Inc.

                                 Annual Report

Item 11.   Executive Compensation (continued)

Compensation of Directors

General
-------

Directors who are not full-time employees of the Company (1) are reimbursed for reasonable travel expenses incurred in attending meetings of the Board or committees of the Board; (2) are paid a fee of $1,000 for each day on which the Board and/or committee meets or is in conference, which such Directors attend, except for committee meetings held on the same date as a Board meeting or conference; (3) are paid a $10,000 retainer each year while serving on the Board; and (4) are granted stock options pursuant to the terms of the Equity Compensation Plan, which was approved by the shareholders on May 19, 1998.

Directors' Stock Option Plan
----------------------------

Our directors receive stock option grants under the Equity Compensation Plan, which our stockholders approved on May 19, 1998. Each person who is first elected to be a nonemployee director is granted an option to purchase 40,000 shares of our common stock. This is known as the initial grant. These initial grants vest in three equal installments. In addition, each eligible director is granted an option to purchase 10,000 shares of our common stock as an annual grant. Annual grants vest 12 months from the date of grant.

As of March 21, 2000 the annual grants were changed from 1,000 to 5,000 options to purchase shares of our common stock. The initial grant to new directors was changed from 10,000 to 40,000 options to purchase shares of common stock. Our Board of Directors made these changes in order to attract and retain qualified directors in a competitive market. On May 16, 2000, eligible directors were granted options for 10,000 shares as an annual grant. On March 21, 2000, current directors were granted options to purchase 30,000 shares in order to equalize the current directors grants with the new initial grant guidelines. Mr. Norman
R. Robertson and Dr. John R. Sergo, Jr. were granted options for 40,000 shares for initial option grants upon their appointments as directors in 2000.

As of December 31, 2000, all eligible directors had been granted a total of 280,000 options for shares under the Equity Compensation Plan. The exercise price of all options granted under the Equity Compensation Plan equals the fair market value of our common stock on the date of grant. The Compensation Committee administers the Equity Compensation Plan.

Compensation Committee Interlocks and Insider Participation

During 2000, the members of the Compensation Committee of the Board of Directors were Mr. Richard P. Clark (Chairman), Dr. Charles T. Lee, and Mr. Alan E. Negrin.

                             Pliant Systems, Inc.

                                 Annual Report

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table lists the only stockholders we know to be the beneficial owners of more than 5 percent of the outstanding shares of our common stock as of March 19, 2001:

                                      Shares         Percent
                                   Beneficially     of Shares
Name and Address                     Owned (1)      Outstanding
---------------------------------------------------------------

Goldman, Sachs & Co.               1,103,303 (2)        8.0%
85 Broad Street
New York, NY 10004

Loomis, Sayles & Company, L.P.     1,877,435 (3)       12.0%
One Financial Center
Boston, MA 02111

(1) The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) In its Schedule 13G filed with the Securities and Exchange Commission and dated February 14, 2001, Goldman, Sachs & Co. reported that it has shared power to vote or direct the vote and shared power to dispose or to direct the disposition of the shares listed in the table.

(3) In its Schedule 13G filed with the Securities and Exchange Commission and dated February 9, 2001, Loomis, Sayles & Company, L.P. reported that it represents shares that it has a right to acquire as a result of its ownership of convertible securities. These securities consist of 5% convertible subordinated notes due May 15, 2001, which have a conversion price of $41.48 per share. In the Schedule 13G, Loomis, Sayles & Company, L.P., reported that it has:

          .    sole power to vote or direct the vote of 1,547,276 shares; and
          .    sole power dispose or direct the disposition of 1,877,435 shares.

The following table shows the number of shares of our common stock that our directors and executive officers beneficially owned as of March 19, 2001 and options exercisable within 60 days of March 19, 2001:

                              Pliant Systems, Inc.

                                  Annual Report

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

                                                              Options
                                                Shares      Exercisable    Percent of
                                             Beneficially      Within        Shares
 Name                                          Owned (1)    60 Days (2)    Outstanding
---------------------------------------------------------------------------------------
Richard P. Clark                                      0        56,600            *
Director (2)

Dr. John R. Hutchins, III                        84,421        59,000          1.0%
Chairman of the Board of Directors (3)

Dr. Charles T. Lee                               24,733        31,667            *
Director (4)

David E. Orr                                     80,000       128,125          1.5%
Director, President, and
Chief Executive Officer (5)

Dr. J. Richard Jones                            101,826        75,040          1.3%
Director and Executive
Vice President (6)

David J. McLean                                   3,793       112,279            *
Vice President of Engineering (7)

Leonard D. Hayes                                    298        94,151            *
Vice President of Operations (8)

Craig M. Swinn                                       80        50,625            *
Vice President of Sales
and Marketing (9)

Alan E. Negrin                                        0        40,000            *
Director

Norman R. Robertson                                   0             0            *
Director

Dr. John R. Sergo, Jr.                                0             0            *
Director

John T. Autrey                                        0        66,875            *
Vice President and Chief Financial
Officer

Loretta M. Woodall                                    0        46,927            *
Vice President of Human Resources

All directors and executive                     295,151       761,189          7.7%
officers as a group (13 persons)

                             Pliant Systems, Inc.

                                 Annual Report

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

* Represents beneficial ownership of less than one percent of common stock.

(1) The persons and trusts named in the table have sole voting and investment power for all shares shown as beneficially owned by them, except as noted below. This includes restricted stock holdings, which are shares that can be voted but are subject to a vesting schedule and forfeiture risk.

(2) These shares can be acquired through stock option exercises through May 18, 2001. These shares cannot be voted unless the option is actually exercised.

(3)  Dr. Hutchins' beneficial shares include:

     . 83,764 shares owned by Dr. John R. Hutchins, III, Revocable Trust, for which Dr. Hutchins is both the sole trustee and beneficiary; and
     .    657 shares in Dr. Hutchins' account under our 401(k) plan.

     Dr. Hutchins' shares do not include the following shares as to which Dr. Hutchins does not claim beneficial ownership:

     . 41,352 shares owned by Jane Ide Hutchins Revocable Trust, for which Jane I. Hutchins, the wife of Dr. Hutchins, is both the sole trustee and beneficiary; and
     .    107 shares in Jane I. Hutchins' account under our 401(k) plan.

(4)  These shares include 24,733 shares owned directly by Dr. Lee.

(5) In connection with his employment, effective April 1, 1997, we issued to Mr. Orr 80,000 shares of our common stock. Mr. Orr will forfeit these shares of common stock if his employment with us terminates for any reason prior to the fifth anniversary of the grant of the stock to Mr. Orr, except under certain circumstances. Mr. Orr also received a nonqualified stock option to purchase 350,000 shares of our common stock. See "Executive Compensation -- Employment Agreements."

(6) Includes 100,962 shares owned directly by Dr. Jones. Includes 864 shares in Dr. Jones' account under our 401(k) plan.

(7) These shares include 3,793 shares in Mr. McLean's account under our 401(k) plan.

(8) These shares include 298 shares in Mr. Hayes' account under our 401(k) plan.

(9)  These shares are owned jointly with Mr. Swinn's spouse, Sarah B. Swinn.

Item 13.   Certain Relationships and Related Transactions

None.

                             Pliant Systems, Inc.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following financial statements are included in Part II, Item 8 of this Form 10-K.

     1.   Financial Statements
          --------------------

          Report of Independent Auditors.
          Statements of Operations for the years ended December 31, 2000, 1999, and 1998.
          Balance Sheets as of December 31, 2000 and 1999.
          Statements of Stockholders' Deficit for the years ended December 31, 2000, 1999, and 1998.
          Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.
          Notes to Financial Statements.

     2.   Financial Statement Schedules
          -----------------------------

          The following financial statement schedule is filed as part of this report:

          II.  Valuation and Qualifying Accounts.

          All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits
          --------

          See Exhibit Index and Exhibit attached to this report.

(b)  Reports on Form 8-K.

     We filed no reports on Form 8-K.

(c)  See Exhibit Index and Exhibit attached to this report.



Exhibit Index and Exhibit

  Exhibit
  Number                               Description
  ------                               -----------

    3.1     Amended and Restated Certificate of Incorporation (1)
    3.2     Amended and Restated Bylaws (2)
    4.1     Amended and Restated Certificate of Incorporation (included as
            Exhibit 3.1 to this Annual Report on Form 10-K)

                             Pliant Systems, Inc.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit Index and Exhibit (continued)

    4.2     Amended and Restated Bylaws (included as Exhibit 3.2 to this Annual
            Report on Form 10-K)
    4.3     Form of Common Stock Certificate (1)
    4.4     Warrant Agreement, dated March 30, 1995, by and between the
            Registrant and Bell Atlantic Corporation (4)
    4.5     Form of Warrant Certificate (included as exhibit to Exhibit 4.4 to this Annual Report on Form 10-K)
    4.6     Rights Agreement, dated November 19, 1996, between the Registrant and First Union National Bank, as Rights Agent, including the form of Certificate of Designations, Preferences, and Rights of Series A
            Preferred Stock as Exhibit A; the form of Rights Certificate as
            Exhibit B; and the Summary of Rights as Exhibit C (6)
    4.7     Form of 5% Subordinated Convertible Notes, due May 15, 2001  (8)
    4.8     Form of 5% Subordinated Convertible Notes, due May 15, 2001  (8)
   10.1     Technology Purchase Agreement, dated as July 16, 1988, between and among the Registrant, Siecor Corporation and FiberLAN, Inc. (1)
   10.2     Equipment Lease Schedule VL-2, dated October 2, 1990, between the
            Registrant and Comdisco, Inc. (1)
   10.3     Master Equipment Lease Agreement between the Registrant and MMC/GATX
            Partnership No. 1, dated September 30, 1992 (1)
   10.4     Equipment Lease Schedule No. 1, dated September 30, 1992, between the Registrant and MMC/GATX Partnership No. 1. (1)
   10.5     Warrant Agreement, dated September 30, 1992, between the Registrant and MMC/GATX Partnership No. 1 (1)
   10.6     Form of Investors' Rights Agreement, dated November 13, 1992, between the Registrant and certain investors (1)
   10.7     Standstill Agreement, dated December 4, 1991, between the Registrant and AMP Incorporated (1)
   10.8     Volume Purchase Agreement, executed February 25, 1993, between the
            Registrant and Bell Atlantic Network Services, Inc., as amended by a
            Further Agreement and Amendment No. 1, dated May 3, 1993 (3)
   10.9     Further Agreement and Amendment No. 2, dated November 15, 1993, to
            Volume Purchase Agreement executed February 25, 1993 between the
            Registrant and Bell Atlantic Network Services, Inc. (4)
   10.10    Office Lease, dated February 25, 1993, between the Registrant and
            The Wachovia Real Estate Fund (1)
   10.11    Amended and Restated 1988 Incentive Stock Option Plan (2)
   10.12    Amended and Restated 1992 Nonqualified Stock Option Plan (2)
   10.13    Directors' Stock Option Plan (2)
   10.14    1993 Flexible Benefits Plan (1)
   10.15    Amended 401(k) Plan, dated July 1, 1997 (14)
   10.16    Warrant Agreement, dated March 30, 1995, between the Registrant and
            Bell Atlantic Corporation (4)
   10.17    Agreement between the Registrant and Lucent Technologies, executed
            November 15, 1995 (4) (9)
   10.18    Indenture, dated May 22, 1996, between the Registrant and Marine
            Midland Bank, as Trustee (5)
   10.18A   Cross Reference Sheet  (8)
   10.19    Purchase Agreement, dated May 17, 1996, between the Registrant and
            Goldman, Sachs & Co., and Bear, Stearns & Co., Inc. (5)

                             Pliant Systems, Inc.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit Index and Exhibit (continued)

10.20 Registration Rights Agreement, dated May 17, 1996, between the Registrant and Goldman, Sachs & Co. and Bear, Stearns & Co., Inc. (5)
10.21 Bell Atlantic Network Services, Inc. and Pliant Systems, Inc. Procurement Agreement, Contract No. BA 14494, dated July 1, 1996 (7)
          (10)
10.22 First Amendment to Agreement LGC-A65-D, executed July 12, 1996, between the Registrant and Lucent Technologies, Inc. (7) (10)
10.23     Rights Agreement, dated November 19, 1996, between the Registrant and First Union National Bank, as Rights Agent, including the form of Certificate of Designations, Preferences, and Rights of Series A Preferred Stock as Exhibit A; the form of Rights Certificate as Exhibit B; and the Summary of Rights as Exhibit C (6)
10.24 Employment Agreement between the Registrant and Salim A.L. Bhatia, dated March 5, 1997 (11)
10.25 Employment Agreement between the Registrant and David E. Orr, dated March 10, 1997 (11)
10.26 Umbrella Settlement Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (13)
10.27 Form of Release, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (12)
10.28 Form of Release, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (12)
10.29 Supply Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (13)
10.30 Technology Transfer Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (13)
10.31 Manufacturing Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (13)
10.32 BBT OEM Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (13)
10.33 Lucent OEM Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (13)
10.34 Research and Development Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (13)
10.35 Element Manager Software Letter Agreement, dated February 4, 1998, between the Registrant and Lucent Technologies, Inc. (12)
10.36 Agreements between the Registrant and Goldman, Sachs & Co., dated April 8, 1997 (14)
10.37 Alliance Agreement between the Registrant and Bosch Telecom GmbH and Bosch Telecom, Inc., dated June 8, 1998 (15)
10.38     Amendment to the Pliant Systems, Inc. 401(k) Plan, dated June 7, 1998
          (16)
10.39 Amendment to the Pliant Systems, Inc. 401(k) Plan, dated November 17, 1998 (16)
10.40 Supplemental Deferred Compensation Plan of Pliant Systems, Inc., dated December 1, 1998 (16)
10.41 Office Lease between the Registrant and Highwoods Realty Limited Partnership, dated December 28, 1998 (16)
10.42 Amendment to Research and Development Agreement, dated January 6, 2000, between the Registrant and Lucent Technologies, Inc. (17)(18)
10.43 Amendment to the Trust Agreement for the Pliant Systems, Inc. 401(k) Plan, dated June 26, 2000 (19)
23.1      Consent of Ernst & Young LLP for 2000 (19)

                             Pliant Systems, Inc.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit Index and Exhibit (continued)

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, No. 33-62754, declared effective on June 30, 1993.

(2) Incorporated by reference to exhibit filed with the Registrant's Form 10-Q for the period ended June 30, 1994.

(3) Confidential treatment was granted by the Securities and Exchange Commission on June 30, 1993.

(4) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated March 30, 1995.

(5) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated May 22, 1996.

(6) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated November 19, 1996.

(7) Incorporated by reference to exhibit filed with Registrant's Quarterly Report, dated August 14, 1996, as amended by Amendment No. 1, dated November 26, 1996.

(8) Incorporated by reference to exhibit filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-3, No. 333-09661, dated September 17, 1996.

(9) Confidential treatment was granted by the Securities and Exchange Commission on May 10, 1996.

(10) Confidential treatment was granted by the Securities and Exchange Commission on December 12, 1996.

(11) Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 31, 1997.

(12) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998.

(13) Incorporated by reference to exhibit filed with Registrant's current report on Form 8-K, Commission File No. 0-21766, dated March 5, 1998.

(14) Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 31, 1998.

(15) Incorporated by reference to exhibit filed with Registrant's Current Report on Form 8-K, Commission File No. 0-21766, dated June 8, 1998.

                             Pliant Systems, Inc.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit Index and Exhibit (continued)

(16) Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 29, 1999.

(17) Incorporated by reference to exhibit filed with Registrant's Annual Report, dated March 30, 2000.

(18) Confidential treatment for certain portions of this agreement is being requested pursuant to Rule 24b-2 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

(19) Attached exhibit.

                             Pliant Systems, Inc.

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions      Deductions
                                             Balance at      charged to     credited to
                                            beginning of     costs and       costs and     Balance at
Description                                     year          expenses       expenses      end of year
--------------------------------------------------------------------------------------------------------
2000

Allowances deducted from related
 balance sheet accounts:
     Accounts receivable                    $   148,000      $         -    $    98,000    $    50,000
     Inventories                              4,065,685          759,913        803,236      4,022,362
     Warranty reserves                          830,852           50,047        515,227        365,672

1999

Allowances deducted from related
 balance sheet accounts:
     Accounts receivable                    $   250,879      $         -    $   102,879    $   148,000
     Inventories                              4,184,896                -        119,211      4,065,685
     Warranty reserves                          724,851          106,001              -        830,852

1998

Allowances deducted from related
 balance sheet accounts:
     Accounts receivable                    $         -      $   250,879    $         -    $   250,879
     Inventories                              3,540,481        3,727,672      3,083,257      4,184,896
     Warranty reserves                        4,940,427           65,016      4,280,592        724,851

                             Pliant Systems, Inc.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Pliant Systems, Inc.

     Dated: March 30, 2001        By: /s/ John T. Autrey
                                     ------------------------
                                     John T. Autrey
                                  Title: Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                 Title                              Date
     /s/ David E. Orr                 President (Principal Executive          March 30, 2001
     -----------------------------    Officer) and Director
     David E. Orr

     /s/ John T. Autrey               Vice President (Principal Financial     March 30, 2001
     -----------------------------    Officer and Principal Accounting
     John T. Autrey                   Officer)


     /s/ Dr. John R. Hutchins, III
     -----------------------------
     Dr. John R. Hutchins, III        Chairman of the Board                   March 30, 2001

     /s/ Dr. J. Richard Jones
     -----------------------------
     Dr. J. Richard Jones             Director                                March 30, 2001

     /s/ Richard P. Clark
     -----------------------------
     Richard P. Clark                 Director                                March 30, 2001

     /s/ Dr. Charles T. Lee
     -----------------------------
     Dr. Charles T. Lee               Director                                March 30, 2001

     /s/ Alan E. Negrin
     -----------------------------
     Alan E. Negrin                   Director                                March 30, 2001

     /s/ Norman R. Robertson
     -----------------------------
     Norman R. Robertson              Director                                March 30, 2001

     /s/ Dr. John R. Sergo, Jr.
     --------------------------
     Dr. John R. Sergo, Jr.           Director                                March 30, 2001