Form 10-Q
period 2001-03-31
PLIANT SYSTEMS INC
filed 2001-05-11
CIK 904898

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

    [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 2001

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


                               Yes    X                No
                                     ---                 --------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest feasible date.

Classes:                                        Outstanding as of May 9, 2001:
-------                                         ------------------------------
Common Stock ($.01 par Value)                   13,814,936

                              Pliant Systems, Inc.
                                      Index



                                                                       Page No.
                                                                      ----------

Part I - Financial Information

Item 1.  Financial Statements:

   Condensed Balance Sheets
      March 31, 2001 and December 31, 2000                                 3-4

   Condensed Statements of Operations                                      5
       Three Months Ended March 31, 2001 and 2000

   Condensed Statements of Cash Flows                                      6
       Three Months Ended March 31, 2001 and 2000

   Notes to Condensed Financial Statements                                 7-11

Item 2.  Management's Discussion and Analysis of Financial  Condition
         And Results of Operations                                         12-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16-17


Part II - Other Information

Item 1.  Legal Proceedings                                                 17

Item 3.  Defaults Upon Senior Securities                                   17

Item 5.  Other Information                                                 18-25

Item 6.  Exhibits and Reports on Form 8-K                                  25


Signatures                                                                 25


                                                   Pliant Systems, Inc.
                                                 Condensed Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                                                                         March 31,               December 31,
                                                                            2001                     2000
                                                                         ---------               ------------
                                                                         (Unaudited)              (Audited)

Assets
Current assets:
 Cash, cash equivalents                                                $  11,086,246           $  10,476,847
 Restricted cash (Note 2)                                                    400,000                400,000
 Short-term investments (Note 3)                                                  --              15,091,820
 Accounts receivable, trade, less allowances of
  $50,000 in 2001 and 2000                                                 6,328,961               5,185,670
 Inventories (Note 4)                                                      7,881,713               4,514,329
 Prepaid expenses and other current assets                                 1,513,720                 907,833
                                                                   ---------------------------------------------
Total current  assets                                                     27,210,640              36,576,499

Furniture, fixtures, and equipment:
 Equipment                                                                20,144,654              19,048,954
 Software                                                                  4,142,795               4,081,410
 Furniture and fixtures                                                      728,569                 726,055
 Leasehold improvements                                                    1,377,899               1,377,899
                                                                   ---------------------------------------------
                                                                          26,393,917              25,234,318
Accumulated depreciation and amortization                                (19,357,870)            (18,517,532)
                                                                   ---------------------------------------------
Net furniture, fixtures and equipment                                      7,036,047               6,716,786

Deferred debt issuance costs (net of accumulated
 amortization)                                                                95,912                 282,787
Other noncurrent assets (Note 5)                                           1,931,560               2,134,060
                                                                   ---------------------------------------------
Total assets                                                           $  36,274,159           $  45,710,132
                                                                   =============================================

See notes to Condensed Financial Statements.



                                                   Pliant Systems, Inc.
                                                 Condensed Balance Sheets



                                                                           March 31,             December 31,
                                                                            2001                     2000
                                                                         -----------              ---------
                                                                         (Unaudited)              (Audited)


Liabilities and stockholders' deficit
Current liabilities:
 Accounts payable                                                      $   4,880,098           $   5,309,223
 Accrued expenses                                                          4,442,036               4,101,596
 Convertible debt (Note 6)                                               115,000,000             115,000,000
 Deferred revenue                                                          1,660,000               2,948,398
 Accrued warranty reserve                                                    353,071                 365,672
                                                                   ---------------------------------------------
Total current liabilities                                                126,335,205             127,724,889


Stockholders' deficit:
 Series A preferred stock, $.01 par value;
   100,000 shares authorized; no shares issued
   and outstanding                                                                --                      --
 Convertible preferred stock, $.01 par value;
   7,400,000 shares authorized; no shares
   issued and outstanding                                                         --                      --
 Common stock, $.01 par value; 65,000,000
   shares authorized; 13,814,629 and
   13,767,320 shares outstanding                                             138,147                 137,674
 Additional paid-in capital (Note 2)                                     157,096,294             157,061,745
 Deferred compensation (Note 5)                                             (200,000)               (250,000)
 Accumulated deficit                                                    (247,095,487)           (238,964,176)
                                                                   ---------------------------------------------
Total stockholders' deficit                                              (90,061,046)            (82,014,757)

                                                                   ---------------------------------------------
Total liabilities and stockholders' deficit                            $  36,274,159           $  45,710,132
                                                                   =============================================

See notes to Condensed Financial Statements.



                                          Pliant Systems, Inc.
                                 Condensed Statements of Operations
                                              (Unaudited)


                                                                              Three months ended March 31,
                                                                            2001                      2000
                                                                            ----                      ----
Revenues:
  Product sales and contract revenue                                   $   4,064,971              $   1,557,879
  Services revenue                                                         4,948,398                  5,035,692
                                                                  ----------------------------------------------
  Net revenues                                                             9,013,369                  6,593,571


Costs and expenses:
  Cost of sales                                                            4,878,381                  2,991,385
  Research and development                                                 6,445,868                  6,194,490
  Selling, general and administrative expenses                             3,803,714                  3,526,686
                                                                  ----------------------------------------------
  Total costs and expenses                                                15,127,963                 12,712,561

Loss from operations                                                      (6,114,594)                (6,118,990)

Other income (expense):
  Interest income                                                            372,654                  1,040,394
  Interest expense                                                        (1,624,375)                (1,623,800)
  Other expense (Note 6)                                                    (764,996)                        --
                                                                  ----------------------------------------------
  Total other income (expense)                                            (2,016,717)                  (583,406)

                                                                ------------------------   ---------------------
Net loss                                                               $  (8,131,311)             $  (6,702,396)
                                                                ========================   =====================

Net loss per share (Note 7)                                            $        (.59)             $        (.49)

                                                                ========================   =====================
Average number of shares and equivalents                                  13,772,691                13,614,684
                                                                ========================   =====================
See notes to Condensed Financial Statements.



                                            Pliant Systems, Inc.
                                    Condensed Statements of Cash Flows
                                                 (Unaudited)




                                                                             Three months ended March 31,
                                                                             2001                   2000
                                                                             ----                   ----
Operating activities
Net loss                                                               $  (8,131,311)          $  (6,702,396)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation                                                              872,404                 733,076
   Other noncash charges                                                     436,875                 436,879
   Changes in operating assets                                            (5,114,335)              4,961,849
   Change in operating liabilities                                        (1,389,685)             (6,924,372)
                                                                  ----------------------------------------------
Net cash used in operating activities                                    (13,326,052)             (7,494,964)

Investing activities
Acquisitions of furniture, fixtures, and equipment                        (1,191,391)               (987,894)
Net decrease in investments                                               15,091,820                 792,498
                                                                  ----------------------------------------------
Net cash provided by (used in) investing activities                        13,900,429                (195,396)

Financing activities
  Issuance of common stock                                                     35,022                 120,511
  Decrease in restricted cash (Note 2)                                             --               1,000,000
                                                                  ----------------------------------------------
Net cash provided by financing activities                                      35,022               1,120,511

Increase (decrease) in cash and cash equivalents                              609,399              (6,569,849)
Cash and cash equivalents at beginning of period                           10,476,847              41,481,289
                                                                  ----------------------------------------------
Cash and cash equivalents at end of period                             $   11,086,246          $   34,911,440
                                                                  ==============================================
See notes to Condensed Financial Statements.


                              Pliant Systems, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2001


1. Basis of Presentation

We have prepared the accompanying unaudited Condensed Financial Statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 2000 included in our Form 10-K submission, including the auditors qualified opinion and Note 18 which refers to our Financial Requirements and Liquidity.

2. Restricted Cash

On March 31, 2001 and December 31, 2000, we had $400,000 of restricted cash on deposit with our primary bank in connection with an irrevocable letter of credit for a performance bond related to a customer order for the Pliant 3000. The letter of credit expires on July 1, 2001. On April 27, 2001 we were informed by the insurance company providing the bond, that due to our lack of progress in refinancing our $115 million of 5% convertible debt, they intend to draw down on the $400,000 of restricted cash unless the letter of credit is extended beyond July 1, 2001. Our primary bank has indicated that they will not extend us the letter of credit beyond July 1, 2001.

3. Cash, Cash Equivalents, and Investments

We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, United States Treasury obligations, and commercial paper.

Investments in Debt Securities

Management determines the appropriate classification of our investments in debt securities at the time of purchase. Debt securities for which we have both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At March 31, 2001 and December 31, 2000, we had no investments that qualified as trading or available for sale.

At March 31, 2001, our investments in debt securities were classified as cash and cash equivalents. We maintain these balances principally in demand deposit accounts, United States Treasury obligations, and commercial paper with various financial institutions. These financial institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy.

                              Pliant Systems, Inc.
                     Notes to Condensed Financial Statements


3. Cash, Cash Equivalents and Investments (continued)

Investments in Debt Securities (continued)

The following is a summary of cash, cash equivalents, and short-term investments by balance sheet classification for March 31, 2001 and December 31, 2000:

                                                    March 31,       December 31,
                                                      2001              2000
     Cash and cash equivalents
       Demand deposit accounts                 $      51,644      $   1,530,560
       Money market and commercial paper          11,034,602          8,946,287
                                               ---------------------------------
                                               $  11,086,246      $  10,476,847
                                               =================================


                                                    March 31,       December 31,
                                                      2001              2000
     Short-term investments:
       Commercial paper                        $          --      $   15,091,820
       U.S. Treasury obligations                          --                  --
                                               ---------------------------------
                                               $          --      $   15,091,820
                                               =================================

The estimated fair value of each investment approximates the amortized cost; therefore, there are no unrealized gains or losses as of March 31, 2001 and December 31, 2000.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                                                    March 31,       December 31,
                                                      2001              2000

   Electronic parts and other components       $   8,383,531      $   5,641,932
   Work in process                                 1,420,532            956,706
   Finished goods                                  2,555,087          1,938,053
                                               ---------------------------------
                                                  12,359,150          8,536,691
   Inventory reserves                             (4,477,437)        (4,022,362)
                                               ---------------------------------
                                               $   7,881,713      $   4,514,329
                                               =================================

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

In August 1999, Mr. Orr's employment agreement was amended to effect the transfer of the $4.0 million from a rabbi trust to a secular trust. All other terms of the employment agreement remained unchanged, including the term of Mr. Orr's employment. Interest earnings from the secular trust will be paid annually to Mr. Orr. The accounting effects of transferring the $4.0 million from a rabbi trust to a secular trust resulted in the removal of the restricted cash classification on the balance sheet, along with the removal of the long-term deferred compensation liability. The remaining amount of the $4.0 million that was not charged to compensation expense at the time of this amendment has been recorded as prepaid compensation. The balance of $0.8 million as of March 31, 2001 is included in other noncurrent assets and is being amortized to compensation expense over the remaining term of the employment agreement.

Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, we charged deferred compensation expense equivalent to the market value at the date of grant, $1.0 million, to stockholders' equity. We are amortizing this amount as compensation expense over the five-year term of the employment agreement.

6. Long-Term Debt

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001 that entitle the holder to convert the notes into shares of our common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of our common stock at a conversion price of $41.48 per share. Under the debt agreement, we were not permitted to redeem the notes until May 15, 1999. After that date, we have been able to redeem the notes initially at 102% and at decreasing prices thereafter to 100% at maturity, plus accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. From late 2000 through March 2001, we incurred $0.8 million of legal and financial advisory fees in connection with our efforts to restructure the convertible subordinated notes and raise additional equity. We charged these costs to expense due to the uncertainty of success in restructuring the debt and raising additional equity.

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

                              Pliant Systems, Inc.
                     Notes to Condensed Financial Statements


8. Business Segment Information

We are engaged in a single business segment consisting of the development, manufacture, marketing, and service of electronic equipment for the telecommunications industry. Independent telephone companies, competitive local exchange carriers, and other telecommunication equipment manufacturers are the primary users of our products and services. In 1998, we entered into several agreements with Lucent, which utilized our research and development and manufacturing resources.

Revenues from Lucent, Marconi, Pliant 3000 customers, and others as a percentage of our total revenues are as follows:

                                                   March 31
                                               2001        2000
                                            ----------------------
               Lucent                          56.0%       87.0%
               Marconi                         26.0        11.0
               Pliant 3000 customers           16.0          -
               Others                           2.0         2.0
                                            ----------------------
                                              100.0%      100.0%
                                            ======================

Revenues by geographic area as a percentage of our total revenues are as follows:

                                                   March 31
                                               2001         2000
                                            ----------------------
               United States                   88.0%       90.0%
               Australia                       12.0          -
               Europe                            -         10.0
                                            ----------------------
                                              100.0%      100.0%
                                            ======================

The following customers' accounts receivable balances as a percentage of our total accounts receivable as of March 31, 2001 and December 31, 2000 are as follows:

                                               2001        2000
                                            -----------------------
               Lucent                          34.0%       73.0%
               Marconi                         30.0        12.0
               Pliant 3000 customers           26.0          -
               Others                          10.0        15.0
                                            -----------------------
                                              100.0%       100.0%
                                            =======================

                              Pliant Systems, Inc.
                     Notes to Condensed Financial Statements


9. Restructuring and Sale of Assets under Chapter 11 of the U.S. Bankruptcy Code

In late 2000, we engaged Jefferies and Company, Inc. to assist us in negotiations to restructure our $115.0 million convertible subordinated notes and to obtain new debt and/or equity financing. The current economic slowdown and significantly reduced stock valuations of telecommunication equipment companies also make the current capital markets very difficult for us to raise capital. Since late January 2001, we focused our capital raising efforts on private equity from large private equity financial investors and strategic investors in the telecommunications equipment industry and on the sale of our company. Although we have approached numerous financial and strategic investors and potential buyers, we have not obtained a commitment from any investors or buyers.

While we were seeking investors and buyers, we also sought to reach an agreement with the holders of our company's convertible notes, but were unable to do so. Potential investors had indicated that our company reaching an agreement with the holders of our company's convertible notes would be a condition to their giving serious consideration to making an investment offer.

Our Board of Directors decided in late April, based on advice from our investment bankers and legal counsel, that it would be in the best interest of our Company and all of its constituents to significantly restructure its current operations to reduce its monthly operating expenses. We made cost cuts across all functional areas of our Company, while preserving all operating functions. This resulted in reducing the March 31, 2001 headcount of 259 to approximately 120 at the end of April.

On May 1, 2001 we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. We are seeking Chapter 11 protection in order to facilitate an orderly sale of our business and assets to a third party. Although discussions currently continue with several possible buyers, some of whom have completed preliminary due diligence, no agreements have been reached with any buyers. We do not expect the proceeds from the sale of our business and assets will be sufficient to repay our current obligations, including the $115.0 million of convertible debt. We anticipate continuing to provide service to all existing customers and pay our post petition obligations currently until the closing of the sale, although there are no assurances that this can be achieved.

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Restructuring and Sale of Assets Under Chapter 11 of the U.S. Bankruptcy Code
-----------------------------------------------------------------------------

In late 2000, we engaged Jefferies and Company, Inc. to assist us in negotiations to restructure our $115.0 million convertible subordinated notes and to obtain approximately $55.0 million in new debt and/or equity financing. This additional capital was to be used for development of future releases of the Pliant 3000, marketing and sales purposes, capital expenditures and general corporate purposes. We believed the amount of capital required would sustain us until we were able to achieve positive cash flow, which was more that eighteen months away under the then current business plan.

The current economic slowdown and significantly reduced stock valuations of telecommunication equipment companies make the current capital markets very difficult for us to raise capital. Since late January 2001, we focused our capital raising efforts on private equity from large private equity financial investors and strategic investors in the telecommunications equipment industry and the sale of our company. Although we have approached numerous financial and strategic investors and potential buyers, we have not obtained a commitment from any investor or potential buyer.

While we were seeking investors and buyers, we also sought to reach an agreement with the holders of our company's convertible notes, but were unable to do so. Potential investors had indicated that our company reaching an agreement with the holders of our company's convertible notes would be a condition to their giving serious consideration to making an investment offer.

In late April our Board of Directors decided, based on advice from our investment bankers and legal counsel, that it would be in the best interest of our company and all of its constituents to significantly restructure its current operations to reduce its monthly operating expenses. We made cost cuts across all functional areas of our Company, while preserving all operating functions. This resulted in reducing the March 31, 2001 headcount of 259 to 120 at the end of April.

On May 1, 2001 we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. We continue to operate our business and manage its property as debtor-in-possession. No trustee or examiner has been appointed in our case. We are seeking Chapter 11 protection in order to facilitate an orderly sale of our business and assets to a third party. Although discussions currently continue with several possible buyers, some of whom have completed preliminary due diligence, no agreements have been reached with any buyers. We expect to begin a formal sale process under Section 363 of Chapter 11 of the Bankruptcy Code in the very near future in an effort to solicit more potential buyers of our assets. We expect the proceeds from the sale of our business and assets will not be sufficient to repay our current obligations, including the $115.0 million of convertible debt. If we are unable to obtain a qualified buyer for even some of our assets, we may be required to liquidate the business and its assets, which may result in significantly less proceeds for our creditors. We anticipate continuing to provide service to all existing customers and pay our post petition obligations currently, although there are no assurances that this can be achieved.

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues

Our net revenues in the first quarter of 2001 were $9.0 million compared to $6.6 million in the first quarter of 2000. Our product sales and contract revenue increased to $4.1 million from $1.6 million in 2000. Sales of our previous products increased to $2.5 million from $1.2 million in 2000 due to end-of-life orders. Our product sales and contract revenue in 2001 also included $1.5 million in sales of our Pliant 3000 product.

Our services revenue decreased slightly to $4.9 million in 2001 compared to $5.0 million in 2000. We provided development services to Lucent in connection with our 1998 Research & Development Agreement with Lucent. We recognized services revenue under the percentage-of-completion method of accounting. During the first quarter of 2001, we successfully completed all the remaining development work under the project letters agreed upon. We do not believe that Lucent will require us to undertake additional projects under the R&D Agreement.

We no longer devote resources to market our FLX platform products. Although we received significant orders for our legacy product from Marconi in late 2000 for delivery during the first six months of 2001, we do not expect any additional revenue from this product after we ship these orders. Future revenue from the Pliant 3000 may also be difficult to predict due to current and potential customer uncertainty regarding our ability to operate under Chapter 11.

Cost of Sales and Gross Margin

Our cost of sales for the first quarter of 2001 was $4.9 million compared to $3.0 million for the same period in 2000. Our cost of product revenue was $4.9 million in 2001 and $2.1 million in 2000. In 2001 we had no cost of services revenue compared with $0.9 million in 2000. The gross margin of $4.1 million resulting from the cost of revenues for the first quarter of 2001 was 45.9% compared to 54.6% for the same period of 2000. The decreased gross margin for the first quarter reflects the lower gross margin for Pliant 3000 revenue compared to the gross margin for our previous products. This lower gross margin primarily results from the initial customer account penetration and low manufacturing volumes. As the manufacturing volumes of our Pliant 3000 product increase and the engineering cost reduction plans are implemented, we expect our Pliant 3000 materials cost to decrease and margins to improve; however, there can be no assurance that we will achieve our cost reduction goals. Our Chapter 11 filing and recent headcount reductions may negatively impact implementation of these cost reduction efforts.

We expect that price competition could have an adverse impact on our gross margins. If we fail to meet our cost reduction goals on our Pliant 3000 access product, our profitability will be adversely affected. We expect that margins will fluctuate because we cannot predict the timing of shipments of our older products and our Pliant 3000 access product.

Research and Development Expenses

Our research and development expenses for the first quarter of 2001 were approximately $6.4 million compared to $6.2 million for the same period in 2000. This $0.2 million increase was due primarily to higher third party services expenses, product development expenses, and personnel expenses associated

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development Expenses (continued)

with the development of our Pliant 3000 product. The third party services expenses consist of charges from independent contractor and engineering development firms. Product development expenses consist of prototype costs and product software development charges.

We anticipate that our research and development expenses in future quarters of 2001 will be less than our 2000 expenses even as we continue to enhance the Pliant 3000 product. The recent restructuring and headcount reductions announced will significantly reduce the development expenses and may impact some of the future enhancements for the Pliant 3000. The decline in development costs will result also from less parallel product development. Despite the telecommunications industry downturn, a shortage of qualified development personnel in the Research Triangle Park area of North Carolina continues and could adversely impact future engineering compensation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the first quarter of 2001 were approximately $3.8 million compared to $3.5 million for the same period in 2000. These expenses include salaries, benefits, and related expenses for personnel engaged in direct marketing, sales, and field service support. They also include executive and administrative personnel, professional fees, and other general corporate expenses. Our 2001 expenses increased by $0.3 million because we hired additional sales staff and incurred increased field service expenses to service our Pliant 3000 customers. Future selling, general and administrative expenses will be favorably impacted by the recent headcount reductions.

Other Income (Expenses)

In the first quarter of 2001, our interest expense was $1.3 million higher than our interest income. In the first quarter of 2000, our interest expense was higher than our interest income by $0.6 million. Interest income is earned on cash, cash equivalents, and investment balances. Our interest income decreased in the first quarter of 2001 compared to the same period in 2000 because we had less cash to invest. Our interest expense in 2001 and 2000 was due to the $115.0 million of 5% convertible notes that we issued in May 1996. Due to our recent voluntary petition under Chapter 11 we do not anticipate payment of the final interest payment due on May 15, 2001.

We incurred $0.8 million of legal and financial advisory fees from November 2000 through March 2001 in connection with our efforts to restructure $115.0 million of our 5% convertible subordinated notes due in May 2001. We initially deferred these expenses, but charged them to expense in March 2001 due to the uncertainty of achieving a successful restructuring of the debt.

Net Loss

During the first quarter of 2001, we lost $8.1 million or ($0.59) per share compared to our net loss of $6.7 million or ($0.49) per share for the same period in 2000. Our 2001 net loss was worse than our 2000 net loss because we incurred higher product costs as a percentage of sales, increased our selling, general, and administrative expenses and because we expensed the legal and financial advisory fees related to our debt restructuring efforts.

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Loss (continued)

Our operating results continue to reflect a lack of demand for our older products and the expenses for developing and marketing our new Pliant 3000 access product. We have been implementing our business strategy announced in early 1998 for eleven full quarters, and we expect to incur losses in future periods, even after the current restructuring of our current operations.

Liquidity and Capital Resources

Cash and Investment Balances
----------------------------

At the end of the first quarter of 2001, we had $11.5 million of cash, cash equivalents, and short-term investments compared to $26.0 million at the end of 2000. These amounts included our restricted cash as described below. Restricted cash is cash that we cannot withdraw or use without restrictions and is not available to fund our general operations. Our restricted cash as of March 31, 2001 and December 31, 2000 consisted of $400,000 in connection with an irrevocable letter of credit for a performance bond related to a customer order for the Pliant 3000. We were notified by the insurance company holding the letter of credit that due to our lack of progress in restructuring the $115.0 million of convertible debt that they will drawn down the $400,000 in the near future.

Change in Cash, Investments, and Key Working Capital Items
----------------------------------------------------------

Our cash and investment assets decreased by $14.5 million in the first quarter of 2001. Our net loss of $8.1 million represented most of the cash we used. Due to the impending maturity of the $115.0 million of 5% convertible debt, we were required to accelerate payments to our largest supplier. We also acquired $1.2 million of test equipment and software to support the continued enhancement of our Pliant 3000 access product, which also contributed to the decrease in our cash.

Accounts receivable increased by $1.1 million during the first quarter of 2001 due primarily to sales of our Pliant 3000 product. We increased our net inventories to $7.9 million from $4.5 million in order to support field trials and planned customer orders for our Pliant 3000 and to a lessor extent for the purchase orders for the legacy product. Deferred revenue decreased due to our recognition of Lucent services revenue that was included in deferred revenue at the end of 2000.

Future Cash Requirements
------------------------

As a result of the filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2001, our Company does not expect to make the principal and interest payments on the $115.0 million of 5% convertible debt and to pay any other pre-petition obligations unless approved or required by the Court. Our monthly operating expenses and cash burn rate have been reduced significantly by the cost reductions. As a result of these events, we will seek to conserve cash to operate all company functions on a reduced scale under Chapter 11 protection until the sale of the business and our assets is completed or a decision is reached to liquidate the assets. There is no assurance that we will have adequate cash to complete the sale or liquidation process.

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Convertible Debt
----------------

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due on May 15, 2001. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Interest is payable on May 15 and November 15 of each year. Additional information about our convertible subordinated notes is described in Note 6 (Long-Term Debt) to our Condensed Financial Statements. As a result of our filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2001, we do not anticipate making the principal and final interest payment due on May 15, 2001 on the convertible debt.

Customer Financing
------------------

Sales to some of our target customers may require us to obtain performance bonds for the value of our contracts with these customers. To obtain the performance bonds, we may be required to establish a letter of credit as collateral. Due to our filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, we do not anticipate being able to obtain such letters of credit. This will have an adverse effect on our ability to obtain field trials and sales with some of our target customers.

Other Financial Information

Backlog
-------

Our backlog includes sales orders we have received that have a scheduled delivery date before March 31, 2002. The aggregate sales price of orders received and included in backlog was approximately $3.3 million on March 31, 2001. Most of the backlog is due to end-of-life orders received in the fourth quarter of 2000 for our previous products. The Pliant 3000 backlog at March 31, 2001 was approximately $124,000.

We believe that the orders included in the backlog are firm orders and will be shipped before March 31, 2002. We may allow our customers to cancel or delay orders where it is in our best interest to do so.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

The following table provides information about our financial instruments, primarily investments, that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Our investments are classified as short-term investments. All short-term investments are scheduled to mature within twelve months after March 31, 2001.

                              Pliant Systems, Inc.

Quantitative Disclosures (continued)


                                                   EXPECTED MATURITY DATES
                                                                                                                  Fair Value
(dollars in 000's)                  2001         2002          2003         2004         2005         Total        3/31/01

Assets:
Short-term investments          $    --         $    --       $    --     $    --      $    --      $    --       $        --
Long-term investments                --              --            --          --           --           --                --
Average interest rate

Liabilities:
Short-term debt                 $ 115,000            --            --          --           --      $ 115,000     $     5,750
Average interest rate                5.0%                                                                5.0%

Qualitative Disclosures

Our investments are held for non-trading purposes and are subject to market risk for interest rates. We maintain our investments principally in U.S. Treasury obligations and commercial paper with various financial institutions. These institutions are located in different areas of the United States, and our policy is designed to limit exposure to any one institution, as well as credit and maturity risks. We perform periodic evaluations of the relative standing of those financial institutions that participate in our investment strategy. While we cannot predict or manage future interest rates, we evaluate our investment positions on an ongoing basis.

The short-term debt, which accrues interest at a fixed rate of 5%, is subject to market risk for interest rates. The 5% fixed rate may no longer approximate current market prices for such instruments.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2001, we filed a voluntary petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Eastern District of North Carolina. The case has been assigned to Judge A. Thomas Small and designated as Case No. 01-01264-5-ATS. We continue to operate our business and manage our property as debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. No trustee or examiner has been appointed in the case.

Item 3. Defaults Under Senior Securities

We are currently in default upon the $115.0 million convertible subordinated notes as a result of the commencement of the voluntary petition for bankruptcy described above. We have provided notice to the indenture trustee as required under the documents governing the notes.

                              Pliant Systems, Inc.


Item 5. Other Information

Risk Factors

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to our customers, business partners, competitors, our previous product, our new product, our future financial requirements, continued operations, and our petition under Chapter 11. Our forward-looking statements also relate to our field trials, product sales, debt restructuring and equity financing activities, and relationships with Lucent and Marconi. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by management. These statements are not guarantees of future performance, and actual actions or results may differ materially. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks and uncertainties described below. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

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

Financial Risks
---------------

ON MAY 1, 2001, WE FILED A VOLUNTARY PETITION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE IN ORDER TO FACILITATE AN ORDERLY SALE OF OUR BUSINESS AND OUR ASSETS.

We have been unable to restructure the $115.0 million of 5% convertible debt due May 15, 2001 or raise additional debt and/or equity financing we required to continue to execute our business plan. As a result our Board of Directors approved the filing of a voluntary petition under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order to facilitate an orderly sale of our business and our assets. If there are no purchasers of our business or assets then the courts will require us to liquidate our assets and distribute the proceeds to our creditors. It is likely that the sales proceeds will not be adequate to meet the obligations of our creditors and this process will result in the loss of all value of our equity securities.

THE SALE OF OUR BUSINESS AND OUR ASSETS WILL MOST LIKELY RESULT IN OUR CEASING TO BE A PUBLIC COMPANY AND THE TOTAL LOSS OF VALUE FOR OUR CURRENT STOCKHOLDERS.

An orderly sale of our business and our assets under Chapter 11 will result in the sale of our intellectual property, capital equipment and other assets as well as the transfer of the remaining employees to a new entity and / or loss of employment by some of those employees. If this process is not successful then the courts will require us to liquidate our assets and distribute the proceeds to our creditors. Our stock will probably cease trading on the Over The Counter Bulletin Board in the near future and this could result in total loss of value for our common shareholders.

                              Pliant Systems, Inc.


Item 5. Other Information (continued)

Risk Factors (continued)

Financial Risks (continued)
---------------

WE HAVE INCURRED NET LOSSES EVERY YEAR, AND WE MAY NEVER ACHIEVE PROFITABILITY.

Our net loss for the first quarter of 2001 was $8.1 million. We have never been profitable on an annual basis and may never achieve profitability. As of March 31, 2001, we have an accumulated deficit of approximately $247.1 million. Even with the recent cost reductions and reduction in headcount from 259 to 120, we will not be profitable in the near future.

SOME COMPETITIVE LOCAL EXCHANGE CARRIERS (CLECS), WHICH ARE PART OF OUR OVERALL TARGET MARKET FOR OUR PLIANT 3000, HAVE SERIOUS FINANCIAL PROBLEMS AND MAY DELAY PURCHASING CAPITAL EQUIPMENT.

Some CLECs have serious financial problems due to their inability to finance their own business plans and an industry wide slowdown. Due to their substantial existing debt, many CLECs have serious financial problems and are delaying the expansion of their existing and planned networks. Some have even filed for bankruptcy. We have targeted certain CLECs for the Pliant 3000, but continued financial problems in the CLEC market may prevent these customers from purchasing the Pliant 3000. This could result in delays in our sales plan. Delays in our sales plan would have an adverse effect on our attempt to reach break-even revenues and possibly lower the interest of prospective financial and strategic purchasers of our business and our assets.

CLECS, WHICH HAVE BEEN PART OF OUR OVERALL TARGETED MARKET FOR OUR PLIANT 3000, HAVE INTENSIVE CAPITAL REQUIREMENTS AND MAY NOT PURCHASE OUR PRODUCTS UNLESS WE OFFER VENDOR FINANCING.

CLECs require extensive capital investments. Some of our target CLEC customers may require financing. Such financing may be in the form of extended credit terms and/or equipment leasing. Many CLECs already have substantial debt, and some have serious financial problems. The credit risks of these customers may prevent us from borrowing to provide them with vendor financing. Other vendors with whom we will be competing regularly provide vendor financing and have the financial resources to provide financing to customers with high credit risk. It is unlikely we will be able to provide any significant vendor financing while we attempt to sell our business and assets under Chapter 11. If we are unable to provide financing, these customers may not purchase our Pliant 3000 product. If we are able to provide vendor financing but are unable to collect from our customers, our financial condition will be adversely affected.

CUSTOMERS HAVE BECOME CONCERNED ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DURING OUR CHAPTER 11 ASSET SALE PROCESS AND MAY DECIDE NOT TO PURCHASE OUR PLIANT 3000.

Some of our current customers and potential customers for our Pliant 3000 have become concerned about our ability to continue as a going concern due to our filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. They are concerned about our ability to meet the future product and service needs of their networks. These customers may delay purchasing our products until the outcome of the sale of our business and assets become more certain. We may have to offer conditional payment terms, which would allow customers to pay only if there is a surviving entity to support our product.

                              Pliant Systems, Inc.

Risk Factors (continued)

Financial Risks (continued)
---------------

SINCE WE HAVE FILED FOR CHAPTER 11 SOME VENDORS HAVE NOT BEEN WILLING TO SHIP TO US ON CREDIT, AND SEVERAL ARE NOW REQUESTING PAYMENT SEVERAL DAYS PRIOR TO SHIPPING US PRODUCTS.

Several suppliers have informed us since the May 1, 2001 filing of a voluntary petition under Chapter 11 that they will require advance payment for goods and services and in some cases will require payment several days prior to shipment or rendering of services. Other vendors are requiring us to pay upon receipt of invoice. This situation will have an adverse effect on our cash flow and financial position. It is very possible that other suppliers may take similar actions. Our relationships with our suppliers may become so damaged by events that occur during this process that it may be difficult to timely deliver product to our customers and receive the services we require to preserve all operating functions.

SOME OF OUR TARGET CUSTOMERS MAY REQUIRE PERFORMANCE BONDS FOR THE VALUE OF OUR CONTRACTS WITH THEM, AND OBTAINING THESE PERFORMANCE BONDS MAY BE DIFFICULT AND/OR EXPENSIVE.

Some of our target customers may obtain financing from the Rural Utilities Service (RUS). The RUS is an agency of the U.S. Department of Agriculture that carries out electric and telephone loan activities authorized by law, including the Rural Electrification Act of 1936. The RUS requires suppliers to obtain a performance bond for the value of their contracts with these customers. In October 2000, we received a customer order that required us to obtain a performance bond. The surety company that issued the bond required us to provide an irrevocable letter of credit for approximately 50% of the amount of the order as collateral, which restricted our cash in the same amount. On April 27, 2001 we were notified by the insurance company holding the letter of credit that due to our lack of progress in restructuring the $115.0 million of convertible debt that they will drawn down the $400,000 in the near future.

Sales to other customers may also require us to obtain performance bonds and our filing on May 1, 2001 for Chapter 11 will make it difficult or impossible to obtain these performance bonds. If we are unable to obtain these performance bonds, sales to some of our target customers will be adversely affected.

PRICE COMPETITION MAY PREVENT US FROM ACHIEVING PROFITABILITY.

We expect price competition to continue to be an important competitive factor. Our previous contracts with Lucent for our FLX-2500 were forward-priced, requiring us to deliver these products at prices that would be profitable only at high volumes. Potential customers for our Pliant 3000 product may also require long-term contracts at fixed prices. If these volumes do not materialize and if we are unable to achieve planned cost reductions, our new product may not be profitable.

THE CHAPTER 11 FILING AND RECENT COST REDUCTIONS WILL MAKE IT DIFFICULT TO GENERATE SALES OF THE PLIANT 3000.

Our recent cost reductions and our filing of Chapter 11 will make it difficult to generate sales of the Pliant 3000. Several sales, marketing, and service personnel were included in the headcount reduction on

                              Pliant Systems, Inc.

Risk Factors (continued)

Financial Risks (continued)
---------------

THE CHAPTER 11 FILING AND RECENT COST REDUCTIONS WILL MAKE IT DIFFICULT TO GENERATE SALES OF THE PLIANT 3000. (CONTINUED)

April 30, 2001 and these diminished resources will make it more difficult to obtain customer orders and service the existing Pliant 3000 customers. Also, some future product enhancements to the Pliant 3000 will be delayed indefinitely due to the reduced development team. These delayed product enhancements could negatively impact future sales of the Plaint 3000.

EVEN IF WE ARE SUCCESSFUL IN CONTINUING TO ENHANCE AND MARKET OUR PLIANT 3000 PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUSTAINED REVENUE.

Our Pliant 3000 product must compete in the market on price, architecture, features, and other factors. Our continued development of the Pliant 3000 access product will be subject to significant technical and customer acceptance challenges. The continued development will require us to invest substantial money and time. The second release of the Pliant 3000 was commercially available in January 2001 and we are continuing to add additional features and enhancements to this release. The recent reduction in headcount will result in an indefinite delay of the third release. This delay in the development of the third release of our product may impact future sales of the Pliant 3000 and negatively impact the interest of potential purchasers of our business and assets. If our Pliant 3000 product does not compete effectively, we will be unable to generate sustained revenue. As the Pliant 3000 product is the only product we have that we believe will generate substantial revenue in the foreseeable future, our company's value to potential purchasers will be affected if it is not a competitive product.

Even with successful marketing and development results, competitors already are selling products to customers in the market we targeted, and competitors may develop new competing technology and products that are more attractive to customers than our Pliant 3000 product. Most of our competitors are larger and financially stronger. They may be able to offer products at lower prices and finance the purchase of those products for customers. Our recent Chapter 11 filing and headcount reductions may very likely prevent customers from placing orders for our Pliant 3000.

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

Since 1997, sales of our older products have decreased, and we will complete shipment of end-of-life orders in the first six months of 2001. We are continuing to enhance the second release of our Pliant 3000 access product, but shipments of this product were not projected to reach breakeven revenue under our pre-filing business plan until the second half of 2002. Our new product sales are difficult for us to project due to the Chapter 11 filing and will fluctuate from quarter to quarter. Also, the timing of our operating expenses may vary between quarters. These factors will cause volatility in our stock price.

                              Pliant Systems, Inc.

Risk Factors (continued)

Financial Risks (continued)
---------------

TRADING IN OUR STOCK MAY BE SUSPENDED AS A RESULT OF OUR FILING A VOLUNTARY PETITION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE.

Due to our filing for Chapter 11 on May 1, 2001 and our efforts to sell our business to interested third parties, trading of our stock may be suspended on the Over The Counter Bulletin Board. If this suspension is permanent it would result in the total loss of value of our common stock.

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

IF COMPETING TECHNOLOGIES THAT OFFER ALTERNATIVE SOLUTIONS TO OUR PLIANT 3000 PRODUCT ACHIEVE SIGNIFICANT ACCEPTANCE, DEMAND FOR OUR PRODUCT MAY NOT DEVELOP.

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

We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments and our recent filing for Chapter 11 will make resource availability more difficult. If we fail to timely and cost effectively develop new products that respond to new technologies and customer needs, the demand for our products may fall, and we could lose revenues.

Other Risks
-----------

OUR LIMITED BARGAINING POWER WITH CUSTOMERS AND VENDORS MAY NEGATIVELY AFFECT OUR NEW PRODUCT SALES AND GROSS MARGINS.

As fewer potential customers dominate our market, we may not have sufficient bargaining power to sell our products on favorable terms. If we succeed in expanding our sales, growth will place significant strain on our operational resources and systems. Because we depend on single source suppliers for certain materials, we may experience supplier delays. In the past our industry has experienced long lead times and shortages on certain electronic parts. Although we have not yet experienced any critical problems with respect to parts shortages, any significant delays with lead times on parts and/or component availability could adversely affect our revenues, costs, and gross margins. Our recent filing of Chapter 11 will severely limit our ability to bargain with customers and vendors.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY NEGATIVELY AFFECT OUR FUTURE REVENUES.

Our patents and other proprietary rights may not prevent our competitors from developing non-infringing technology and products that are more attractive to customers than our technology and products. Our technology and products could be determined to infringe on the patents or other proprietary rights of others. If either of these events were to occur, we may not be able to generate future revenues.

                              Pliant Systems, Inc.

Risk Factors (continued)

Other Risks (continued)
-----------

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT AND SALES PERSONNEL COULD NEGATIVELY AFFECT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT AND SALES.

We began developing our Pliant 3000 product in 1998, and many challenges exist to continue to enhance the second release and successfully sell the product. We will need to retain our current key engineers, who have hardware and software experience in advanced digital access technologies. We are managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing projects. We must also continue to attract and retain experienced telecommunications equipment sales and technical support personnel. The recent cost reductions and Chapter 11 filing will impact our ability to retain experienced development, sales, and technical support employees. Furthermore, due to our cost reduction measures, we have greatly reduced our employee base. This may negatively affect our ability to retain and attract the necessary personnel.

The value of our stock options for management and employees have been reduced and as a result of the Chapter 11 filing will probably have no value. This could have a material adverse effect on our ability to retain key personnel, unless we provide other retention incentives, which will result in an additional use of our limited financial resources. Such retention incentives may require special approval by the Bankruptcy Courts. If we fail to recruit and retain key employees, this would have a material adverse effect on our ability to implement our business plan, including our ability to develop and sell our Pliant 3000 access product.

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

                              Pliant Systems, Inc.

Risk Factors (continued)

A Special Note Regarding Forward-Looking Statements (continued)
---------------------------------------------------

   o  the effect of any litigation in which we would become involved;
   o  our ability to continue operations under Chapter 11; and
   o  our ability to sell our business and our assets under Chapter 11.

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

We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in this "Risk Factors" section and elsewhere in this Form 10-Q could materially and adversely affect our business, financial condition, and operating results.

We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:
     None

(b)  Reports on Form 8-K:
     On May 1, 2001, our Company filed a Current Report on Form 8-K disclosing the filing of its voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code,


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


May 11, 2001                           /s/ John T. Autrey
                                      ------------------
                                      John T. Autrey
                                      Vice President and Chief Financial Officer