Form 10-Q
period 2001-06-30
PLIANT SYSTEMS INC
filed 2001-08-13
CIK 904898

                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-Q

      [x] Quarterly Report pursuant Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2001
                                                 -------------


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Transition Period          to                   .

                        Commission File Number 0-21766


                             Pliant Systems, Inc.
                             --------------------


          Delaware                                             56-1615990
          --------                                             ----------
(State of Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)



4024 Stirrup Creek Drive, Suite 700, Durham, N.C.                 27703
-------------------------------------------------              ------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's telephone number, including area code:  (919) 544-0015
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes  X   No
                        ---     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

Classes:                                   Outstanding as of August 13, 2001:
-------                                    ---------------------------------
Common Stock ($.01 par Value)              13,814,936

                              Pliant Systems, Inc.
                                     Index



                                                                         Page No.
                                                                         --------
Part I - Financial Information

Item 1.  Financial Statements:

   Condensed Balance Sheets
      June 30, 2001 and December 31, 2000                                     3-4

   Condensed Statements of Operations
      Three Months Ended June 30, 2001 and 2000                                 5

   Condensed Statements of Operations
      Six Months Ended June 30, 2001 and 2000                                   6

   Condensed Statements of Cash Flows
      Six Months Ended June 30, 2001 and 2000                                   7

   Notes to Condensed Financial Statements                                   8-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                          14-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20


Part II - Other Information

Item 1.  Legal Proceedings                                                     20

Item 3.  Defaults Upon Senior Securities                                       21

Item 5.  Other Information                                                  21-28

Item 6.  Exhibits and Reports on Form 8-K                                   28-29


Signatures                                                                     29

                             Pliant Systems, Inc.
                           Condensed Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                      June 30,      December 31,
                                                        2001           2000
                                                    ------------   ------------
                                                     (Unaudited)     (Audited)
Assets
Current assets:
 Cash, cash equivalents                             $  8,183,549   $ 10,476,847
 Restricted cash (Note 2)                                400,000        400,000
 Short-term investments (Note 3)                              --     15,091,820
 Accounts receivable, trade, less allowances of
   $1,583,000 in 2001 and $50,000 in 2000              1,454,678      5,185,670
 Inventories (Note 4)                                  8,077,498      4,514,329
 Prepaid expenses and other current assets             1,283,988        907,833
                                                    ---------------------------
Total current assets                                  19,399,713     36,576,499

Furniture, fixtures, and equipment:
 Equipment                                            20,249,581     19,048,954
 Software                                              4,178,923      4,081,410
 Furniture and fixtures                                  728,569        726,055
 Leasehold improvements                                1,377,899      1,377,899
                                                    ---------------------------
                                                      26,534,972     25,234,318
Accumulated depreciation and amortization            (20,247,276)   (18,517,532)
                                                    ---------------------------
Net furniture, fixtures and equipment                  6,287,696      6,716,786

Deferred debt issuance costs (net of accumulated
 amortization)                                                --        282,787
Other noncurrent assets (Note 5)                       1,708,435      2,134,060
                                                    ---------------------------
Total assets                                        $ 27,395,844   $ 45,710,132
                                                    ===========================

See notes to Condensed Financial Statements.

                             Pliant Systems, Inc.
                           Condensed Balance Sheets

                                                               June 30,       December 31,
                                                                 2001            2000
                                                            -------------   --------------
                                                             (Unaudited)       (Audited)
Liabilities and stockholders' deficit
Current liabilities:
 Accounts payable                                           $   4,335,383   $   5,309,223
 Accrued expenses                                               3,852,404       4,101,596
 Convertible debt (Note 6)                                    115,000,000     115,000,000
 Deferred revenue                                                 359,999       2,948,398
 Accrued warranty reserve                                         372,129         365,672
                                                            -----------------------------
Total current liabilities                                     123,919,915     127,724,889

Stockholders' deficit:
 Series A preferred stock, $.01 par value;
   100,000 shares authorized; no shares issued
   and outstanding                                                     --              --
 Convertible preferred stock, $.01 par value;
   7,400,000 shares authorized; no shares
   issued and outstanding                                              --              --
 Common stock, $.01 par value; 65,000,000
   shares authorized; 13,814,936 and
   13,767,320 shares outstanding                                  138,150         137,674
 Additional paid-in capital (Note 2)                          157,096,383     157,061,745
 Deferred compensation (Note 5)                                  (150,000)       (250,000)
 Accumulated deficit                                         (253,608,604)   (238,964,176)
                                                            -----------------------------
Total stockholders' deficit                                   (96,524,071)    (82,014,757)

Total liabilities and stockholders' deficit                 $  27,395,844   $  45,710,132
                                                            =============================

See notes to Condensed Financial Statements.

                              Pliant Systems, Inc.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                        Three months ended June 30,
                                                          2001                 2000
                                                    --------------        -------------
Revenues:
  Product sales and contract revenue                  $ 2,358,660          $ 1,288,294
  Services revenue                                      1,700,001            2,648,778
  License agreement revenue (Note 7)                    1,600,000                   --
                                                      -----------          -----------
  Net revenues                                          5,658,661            3,937,072


Costs and expenses:
  Cost of sales                                         3,225,481            1,706,705
  Research and development                              3,349,740            7,497,001
  Selling, general and administrative expenses          4,030,513            3,605,110
                                                      -----------          -----------
  Total costs and expenses                             10,605,734           12,808,816

Loss from operations                                   (4,947,073)          (8,871,744)

Other income (expense):
  Interest income                                          73,355              850,471
  Interest expense                                       (814,662)          (1,623,800)
  Other expense (Note 6)                                 (824,737)                  --
                                                      -----------          -----------
  Total other income (expense)                         (1,566,044)            (773,329)
                                                      -----------          -----------
Net loss                                              $(6,513,117)         $(9,645,073)
                                                      ===========          ===========

Net loss per share (Note 8)                           $     (0.47)         $     (0.71)
                                                      ===========          ===========
Average number of shares and equivalents               13,814,812           13,642,465
                                                      ===========          ===========

See notes to Condensed Financial Statements.

                              Pliant Systems, Inc.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                          Six months ended June 30,
                                                          2001                 2000
                                                    ---------------       -------------
Revenues:
  Product sales and contract revenue                 $   6,423,631         $  2,846,173
  Services revenue                                       6,648,399            7,684,470
  License agreement revenue (Note 7)                     1,600,000                   --
                                                      ------------         ------------
  Net revenues                                          14,672,030           10,530,643


Costs and expenses:
  Cost of sales                                          8,103,862            4,698,090
  Research and development                               9,795,608           13,691,491
  Selling, general and administrative expenses           7,834,227            7,131,796
                                                      ------------         ------------
  Total costs and expenses                              25,733,697           25,521,377

Loss from operations                                   (11,061,667)         (14,990,734)

Other income (expense):
  Interest income                                          446,009            1,890,865
  Interest expense                                      (2,439,037)          (3,247,600)
  Other expense (Note 6)                                (1,589,733)                  --
                                                      ------------         ------------
  Total other income (expense)                          (3,582,761)          (1,356,735)
                                                      ------------         ------------
Net loss                                              $(14,644,428)        $(16,347,469)
                                                      ============         ============

Net loss per share (Note 8)                           $      (1.06)        $      (1.20)
                                                      ------------         ------------

Average number of shares and equivalents                13,779,967         $ 13,621,463
                                                      ============         ============

See notes to Condensed Financial Statements.

                              Pliant Systems, Inc.
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                      Six months ended June 30,
                                                                    2001                     2000
Operating activities
Net loss                                                        $(14,644,428)            $(16,347,469)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation                                                     1,761,537                1,511,563
  Increase in allowance for doubtful accounts                      1,532,574                       --
  Other noncash charges                                              824,360                  873,896
  Changes in operating assets                                     (1,756,854)               7,288,735
  Change in operating liabilities                                 (3,804,975)              (9,750,835)
                                                                -------------------------------------
Net cash used in operating activities                            (16,087,786)             (16,424,110)

Investing activities
Acquisitions of furniture, fixtures, and equipment                (1,332,446)              (2,651,183)
Acquisition of product software                                           --                 (475,000)
Net decrease (increase) in investments                            15,091,820               (3,538,427)
                                                                -------------------------------------
Net cash provided by (used in) investing activities               13,759,374               (6,664,610)

Financing activities
Issuance of common stock                                              35,114                  222,917
Decrease in restricted cash (Note 2)                                      --                1,050,000
                                                               --------------------------------------
Net cash provided by financing activities                             35,114                1,272,917

Increase (decrease) in cash and cash equivalents                  (2,293,298)             (21,815,803)
Cash and cash equivalents at beginning of period                  10,476,847               41,481,289
                                                               --------------------------------------
Cash and cash equivalents at end of period                     $   8,183,549             $ 19,665,486
                                                               ======================================



See notes to Condensed Financial Statements.

                              Pliant Systems, Inc.
                    Notes to Condensed Financial Statements
                                 June 30, 2001


1.   Basis of Presentation

We have prepared the accompanying unaudited Condensed Financial Statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. As discussed further in Note 10, we will adopt the liquidation method of accounting in third quarter as a result of our July 25, 2001 decision to liquidate our assets in an orderly fashion within the context of the pending Chapter 11 case. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 2000 included in our Form 10-K submission, including the auditors qualified opinion and Note 18 which refers to our Financial Requirements and Liquidity.

2.   Restricted Cash

On June 30, 2001 and December 31, 2000, we had $400,000 of restricted cash on deposit with our primary bank in connection with an irrevocable letter of credit for a performance bond related to a customer order for the Pliant 3000. The letter of credit expired on July 1, 2001. Due to our filing of Chapter 11 under the U.S. Bankruptcy Code on May 1, 2001, we were informed by the insurance company providing the bond that they intend to draw down on the $400,000 of restricted cash unless the letter of credit was extended beyond July 1, 2001. The letter of credit was not extended beyond July 1, 2001 and the insurance company drew down $400,000 restricted cash in early July. Due to our pending liquidation approved by our Board on July 25, 2001, it is unlikely that we will be able to meet the requirements of the performance bond and the $400,000 restricted cash probably will not be returned to us.

3.   Cash, Cash Equivalents, and Investments

We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consist principally of funds in demand deposit accounts, United States Treasury obligations, and commercial paper.

Investments in Debt Securities

Management determines the appropriate classification of our investments in debt securities at the time of purchase. Debt securities for which we have both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At June 30, 2001 and December 31, 2000, we had no investments that qualified as trading or available for sale.

At June 30, 2001, our investments in debt securities were classified as cash and cash equivalents. We maintain these balances principally in demand deposit accounts and a commercial money market fund maintained by our primary bank.

                              Pliant Systems, Inc.
                     Notes to Condensed Financial Statements


3.   Cash, Cash Equivalents and Investments (continued)

Investments in Debt Securities (continued)

The following is a summary of cash, cash equivalents, and short-term investments by balance sheet classification for June 30, 2001 and December 31, 2000:

                                              June 30,   December 31,
                                                2001         2000
                                            -----------  ------------
    Cash and cash equivalents:
      Demand deposit accounts               $ 1,050,528   $ 1,530,560
      Money market and commercial paper       7,533,021     8,946,287
                                            -----------  ------------
                                            $ 8,583,549   $10,476,847
                                            ===========  ============



                                             June 30,    December 31,
                                               2001          2000
                                            -----------  ------------
    Short-term investments:
      Commercial paper                      $     --      $15,091,820
      U.S. Treasury obligations                   --               --
                                            -----------  ------------

                                            $     --      $15,091,820
                                            ===========  ============


The estimated fair value of each investment approximates the amortized cost; therefore, there are no unrealized gains or losses as of June 30, 2001 and December 31, 2000.

4.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

                                              June 30,   December 31,
                                               2001         2000
                                            -----------  ------------
    Electronic parts and other components   $ 9,037,873   $ 5,641,932
    Work in process                             881,306       956,706
    Finished goods                            2,497,822     1,938,053
                                            -----------  ------------
                                             12,417,001     8,536,691
Inventory reserves                           (4,339,503)   (4,022,362)
                                            -----------  ------------
                                            $ 8,077,498   $ 4,514,329
                                            ===========  ============

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

In August 1999, Mr. Orr's employment agreement was amended to effect the transfer of the $4.0 million from a rabbi trust to a secular trust. All other terms of the employment agreement remained unchanged, including the term of Mr. Orr's employment. Interest earnings from the secular trust will be paid annually to Mr. Orr. The accounting effects of transferring the $4.0 million from a rabbi trust to a secular trust resulted in the removal of the restricted cash classification on the balance sheet, along with the removal of the long-term deferred compensation liability. The remaining amount of the $4.0 million that was not charged to compensation expense at the time of this amendment has been recorded as prepaid compensation. The balance of $0.6 million as of June 30, 2001 is included in other noncurrent assets and is being amortized to compensation expense over the remaining term of the employment agreement.

On July 25, 2001 our Board of Directors determined that Mr. Orr's employment with Pliant Systems, Inc. would be terminated effective July 31, 2001 due to the current financial situation and not for "cause" as set forth in the employment agreement. Based on the terms of the employment agreement and the secular trust, the $4.0 million will be transferred to Mr. Orr as set forth in the trust in mid-August. We anticipate expensing the remaining unamortized balance of $0.6 million during the third quarter of 2001.

Mr. Orr was also granted 80,000 shares of restricted common stock valued at $1.0 million. Upon issuance of this stock, we charged deferred compensation expense equivalent to the market value at the date of grant, $1.0 million, to stockholders' equity. We are amortizing this amount as compensation expense over the five-year term of the employment agreement. Due to Mr. Orr's employment termination, discussed above, the deferred compensation balance will be charged to compensation expense during the third quarter of 2001.

6.   Long-Term Debt

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due May 15, 2001 that entitle the holder to convert the notes into shares of our common stock. Interest is payable on May 15 and November 15 of each year. Each $1,000 note is convertible into 24.1080 shares of our common stock at a conversion price of $41.48 per share. Under the debt agreement, we were not permitted to redeem the notes until May 15, 1999. After that date, we have been able to redeem the notes initially at 102% and at decreasing prices thereafter to 100% at maturity, plus accrued interest. Costs associated with this financing have been deferred and are being amortized on a straight-line basis over the term of the notes. For the first six months of 2001, we incurred $1.6 million of legal and financial advisory fees and other costs in connection with our efforts to restructure the convertible subordinated notes, raise additional equity and undertake an asset sale. We charged these costs to expense due to the uncertainty of success in restructuring the debt and raising additional equity. Due to our filing of Chapter 11 on May 1, 2001, the principal and the accrued interest due on May 15, 2001 were not paid.

                              Pliant Systems, Inc.
                    Notes to Condensed Financial Statements


7.   License Agreement Revenue

In late March 2001 we granted a worldwide, non-exclusive, royalty free right and license to manufacture, sell and use certain legacy products and software to a former customer. Under this agreement the former customer intends to manufacture or have a third party manufacture the legacy products and sell to their customers. This agreement was effective March 28, 2001 and terminates on January 1, 2004. Certain conditions under the agreement were not completed until early April 2001 and we received $1,600,000 from the former customer for the license at that time. The one-time revenue was earned and recognized in April 2001.

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

For the six months ended June 30, 2001 and 2000 revenues from Lucent, Marconi, Pliant 3000 customers, and others as a percentage of our total revenues, excluding the one-time license revenue, are as follows:

                                      June 30
                                    2001    2000
                                  --------------
      Lucent                        50.9%   85.0%
      Marconi                       32.5    12.0
      Pliant 3000 customers         15.5       -
      Others                         1.1     3.0
                                  --------------
                                   100.0%  100.0%
                                  ==============

For the six months ended June 30, 2001 and 2000 revenues by geographic area as a percentage of our total revenues, excluding the one-time license, are as follows:

                                      June 30
                                    2001    2000
                                  --------------
      United States                 67.5%   89.0%
      Australia                     32.3       -
      Europe                          .2    11.0
                                  --------------
                                   100.0%  100.0%
                                  ==============

                              Pliant Systems, Inc.
                    Notes to Condensed Financial Statements


9.   Business Segment Information (continued)

The following customers' accounts receivable balances as a percentage of our total accounts receivable as of June 30, 2001 and December 31, 2000, excluding the fully reserved Pliant 3000 customers, are as follows:

                                    2001    2000
                                  --------------
      Lucent                        11.8%   38.0%
      Marconi                       50.8    19.0
      RBOCs                          3.0    16.0
      Others                        34.4    27.0
                                  --------------
                                   100.0%  100.0%
                                  ==============

10.   Sale of Assets and Liquidation under Chapter 11 of the U.S. Bankruptcy
      Code

In late 2000, we engaged Jefferies and Company, Inc. to assist us in negotiations to restructure our $115.0 million convertible subordinated notes and to obtain new debt and/or equity financing. The current economic slowdown and significantly reduced stock valuations of telecommunication equipment companies also made the current capital markets very difficult for us to raise capital. Since late January 2001, we focused our capital raising efforts on private equity from large private equity financial investors and strategic investors in the telecommunications equipment industry and on the sale of our company. Although we approached numerous financial and strategic investors and potential buyers, we did not obtain a commitment from any investors or buyers.

While we were seeking investors and buyers, we also sought to reach an agreement with the holders of our company's convertible notes, but were unable to do so. Potential investors had indicated that our company reaching an agreement with the holders of our company's convertible notes would be a condition to their giving serious consideration to making an investment offer.

Our Board of Directors decided in late April, based on advice from our investment bankers and legal counsel, that it would be in the best interest of our Company and all of its constituents to significantly restructure its current operations to reduce our monthly operating expenses. We made cost reductions across all functional areas of our Company, while preserving all operating functions. This resulted in reducing the March 31, 2001 headcount of 259 to approximately 120 at the end of April.

On May 1, 2001 we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. We were seeking Chapter 11 protection in order to facilitate an orderly sale of our business and assets to a third party. In early July we reached a tentative agreement with mPhase Technologies, Inc. to sell substantially all of our assets for $3.6 million, subject to final approval by the United States Bankruptcy Court. After additional discussions with mPhase, the negotiations were discontinued and all but approximately 15 additional employees were terminated. Our Board of Directors approved a resolution on July 25, 2001 to liquidate the assets of our company and we have requested approval from the Bankruptcy Court to commence an orderly liquidation under Chapter 11 of the Bankruptcy Code. A small group of our employees will undertake this process which the Bankruptcy Court should approve by mid-August.

                              Pliant Systems, Inc.
                    Notes to Condensed Financial Statements


10. Sale of Assets and Liquidation under Chapter 11 of the U.S. Bankruptcy Code (continued)

With the pending liquidation of our company we will be required to adopt the liquidation method of accounting for assets and liabilities during the third quarter of 2001. This will likely result in significant write-downs of all assets, except cash and cash equivalents, and all pre-petition liabilities to their net realizable values. Post petition liabilities are being paid currently and will not be subject to write-downs. Due to the numerous bankruptcies and liquidations in the telecommunications industry, we are currently unable to provide an estimate of such write-downs at this time; however, we expect such write-downs to be material. We do anticipate that the sales proceeds will not be adequate to meet the obligations of our pre-petition creditors and this process will result in loss of all value for our common shareholders.

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Sale of Assets and Liquidation under Chapter 11 of the U.S. Bankruptcy Code
---------------------------------------------------------------------------

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

The current economic slowdown and significantly reduced stock valuations of telecommunication equipment companies made the current capital markets very difficult for us to raise capital. Since late January 2001, we focused our capital raising efforts on private equity from large private equity financial investors and strategic investors in the telecommunications equipment industry and the sale of our company. Although we approached numerous financial and strategic investors and potential buyers, we did not obtain a commitment from any investor or potential buyer.

While we were seeking investors and buyers, we also sought to reach an agreement with the holders of our company's convertible notes, but were unable to do so. Potential investors had indicated that our company reaching an agreement with the holders of our company's convertible notes would be a condition to their giving serious consideration to making an investment offer.

In late April our Board of Directors decided, based on advice from our investment bankers and legal counsel, that it would be in the best interest of our company and all of its constituents to significantly restructure our current operations to reduce its monthly operating expenses. We made cost reductions across all functional areas of our Company, while preserving all operating functions. This resulted in reducing the March 31, 2001 headcount of 259 to 120 at the end of April.

On May 1, 2001 we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. We were seeking Chapter 11 protection in order to facilitate an orderly sale of our business and assets to a third party. In early July we reached a tentative agreement with mPhase Technologies, Inc. to sell substantially all of our assets for $3.6 million, subject to final approval by the United States Bankruptcy Court. After additional discussions with mPhase, the negotiations were discontinued and all but approximately 15 additional employees were terminated. Our Board of Directors approved a resolution on July 25, 2001 to liquidate the assets of our company and we have requested approval from the Bankruptcy Court to commence an orderly liquidation under Chapter 11 of the Bankruptcy Code. A small group of our employees will undertake this process which the Bankruptcy Court should approve by approximately mid-August. We do anticipate that the sales proceeds will not be adequate to meet the obligations of our pre-petition creditors and that this process will result in loss of all value for our common shareholders.

On July 25, 2001 our Board of Directors determined that as part of the plan of liquidation our President and CEO's (David E. Orr) employment with Pliant Systems, Inc. would be terminated effective

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Developments (continued)

Sale of Assets and Liquidation under Chapter 11 of the U.S. Bankruptcy Code
---------------------------------------------------------------------------
(continued)
-----------

July 31,2001. His employment was terminated due to the current financial situation and not for "cause" as set forth in the employment agreement. Based on the terms of the employment agreement, the $4.0 million secular trust will be transferred to Mr. Orr as set forth in the trust agreement in mid August. (See Notes to Condensed Financial Statements, Note 5, and Employment Agreement)

Revenues

Second Quarter
--------------

Our net revenues in the second quarter of 2001 were $5.7 million compared to $3.9 million in the second quarter of 2000. Our product sales and contract revenue increased to $2.4 million from $1.3 million in 2000. Sales of our previous products increased to $1.9 million from $1.3 million in 2000 due to an end-of-life order. Our product sales and contract revenue in 2001 also included $0.5 million in sales of our Pliant 3000 product as compared to none in 2000. The filing of Chapter 11 on May 1, 2001 adversely impacted our second quarter Pliant 3000 revenue. During the second quarter of 2001 we earned $1.6 million from a product and software-licensing agreement from a legacy product customer.

Our services revenue decreased to $1.7 million in 2001 compared to $2.7 million in 2000. We provided development services to Lucent in connection with our 1998 Research & Development Agreement with Lucent. We recognized services revenue under the percentage-of-completion method of accounting. During the second quarter of 2001, we successfully completed all the remaining development work under the Lucent project letters, except one project letter. We do not believe that Lucent will require us to undertake additional projects under the R&D Agreement.

Year to Date
------------

Our net revenues for the first six months of 2001 were $14.7 million, compared to $10.5 million for the same period in 2000. Excluding the one-time revenues of $1.6 million explained above, our net revenues for the first six months of 2001 were $2.5 million higher than the same period in 2000. The increase in revenue was due to higher product sales, offset by lower services revenues. Services revenue decreased to $6.6 million, compared to $7.7 million in 2000, due to the completion of all but one project letter in the Lucent research and development. Product sales and services revenue increased from $2.8 million in 2000 to $6.4 million in 2001 due to the Pliant 3000 shipments and end-of-life sales for a legacy product.

Product sales for the first six months of 2001 included $4.3 million in sales of our FLX products, compared to $2.2 million in 2000. This increase is due to end-of-life sales of the product. We no longer devote resources to actively market our FLX products, and we will not receive any future revenues from our FLX products upon completion of this end-of-life order.

Due to our pending liquidation of assets, no additional revenues will be generated upon completion of the current legacy product end-of-life sales. The estimated completion date of this order is mid-August 2001.

                              Pliant Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Developments (continued)

Cost of Sales and Gross Margin

Our cost of sales for the second quarter of 2001 was $3.2 million compared to $1.7 million for the same period in 2000. Our cost of product revenue was $3.2 million in 2001 and $1.5 million in 2000. In 2001 we had no cost of services revenue compared with $0.2 million in 2000. Excluding the one-time revenue of $1.6 million, the gross margin of $0.8 million resulting from the cost of revenues for the second quarter of 2001 was 20.5% compared to 56.7% for the same period of 2000. The decreased gross margin for the second quarter reflects the lower gross margin for Pliant 3000 revenue compared to the gross margin for our previous products. This lower Pliant 3000 gross margin primarily results from the initial customer account penetration and low manufacturing volumes. Our Chapter 11 filing and headcount reductions negatively impacted the implementation of the Pliant 3000 cost reduction efforts, which would have improved those gross margins.

Our cost of sales for the first six months of 2001 was $8.1 million, compared to $4.7 million for the same period in 2000. Our cost of product revenue was $8.1 million in 2001 and $3.6 million in 2000. In 2001 we had no cost of services revenue, compared with $1.1 million in 2000. Excluding the $1.6 million of one-time license revenue, the gross margin of $5.0 million was 38.0%, compared to 55.4% in 2000. The decreased gross margin reflects the reduced services revenue from the Lucent Research & Development Agreement and the lower gross margin for Pliant 3000 revenue compared to the gross margin for our previous products.

Due to the work force reduction implemented on July 23, 2001, we have approximately two employees engaged in completing the end-of-life order for a customer. Upon completion of that order in early August 2001 we will have no production personnel and cease any operational activities.

Research and Development Expenses

Our research and development expenses for the second quarter of 2001 were approximately $3.3 million compared to $7.5 million for the same period in 2000. This $4.2 million decrease was due primarily to the reduced headcount resulting from the workforce reductions on April 30, 2001. For the first six months of 2001, our research and development expenses were $9.8 million as compared to $13.7 million for the same period in 2000. Workforce reductions were also the primary cause of this decline.

Our decision to liquidate our assets has eliminated our entire research and development function and all enhancements and cost reduction activities on the Pliant 3000 have ceased.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the second quarter of 2001 were approximately $4.0 million compared to $3.6 million for the same period in 2000. For the first six months of 2001 selling, general and administrative expenses were approximately $7.8 million compared to $7.1 million for the same period in 2000. These expenses include salaries, benefits, and related expenses for personnel engaged in direct marketing, sales, and field service support. They also include executive and administrative personnel, professional fees, and other general corporate expenses. Our 2001 expenses for

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Developments (continued)

Selling, General and Administrative Expenses (continued)

both the second quarter and six-month period increased over the prior year by $0.4 million and $0.7 million, respectively. A $1.5 million reserve established for the Pliant 3000 accounts receivable was the primary cause of these increases. This reserve was created due to the uncertainty regarding the asset sale to mPhase Technologies and the related servicing of those customers. This increase was offset by the workforce reductions on April 30, 2001.

All sales, marketing, customer service and most administrative functions were terminated with our Board's decision on July 25, 2001 to liquidate our assets.

Other Income (Expenses)

In the second quarter of 2001, our interest expense was $ 0.7 million higher than our interest income. In the second quarter of 2000, our interest expense was higher than our interest income by $0.8 million. Interest income is earned on cash, cash equivalents, and investment balances. Our interest income decreased in the second quarter of 2001 compared to the same period in 2000 because we had less cash to invest. Our interest expense in 2001 and 2000 was due to the $115.0 million of 5% convertible notes that we issued in May 1996 and was less in 2001 due to the maturity of the bonds on May 15, 2001. Due to our recent voluntary petition under Chapter 11 we did not make the final interest payment on the convertible notes on May 15, 2001.

In the first six months of 2001, our interest expense was $2.0 million higher than our interest income, compared to $1.4 million in 2000. Our interest income declined in the first six months of 2001 compared to the same period in 2000 because we had less cash to invest. Our interest expense declined due to the maturity of the bonds on May 15, 2001, which were not paid due to our filing Chapter 11 on May 1, 2001.

During the second quarter we incurred $0.8 million of legal and financial advisory fees and certain other costs in connection with our efforts to restructure our convertible subordinated notes as well as the filing of Chapter
11. For this first six months of 2001 we incurred $1.6 million of such fees and costs.

Net Loss

During the second quarter of 2001, we lost $6.5 million or ($0.47) per share compared to our net loss of $9.6 million or ($0.71) per share for the same period in 2000. For the first six months of 2001, we lost $14.6 million or ($1.06) per share, compared to our net loss of $16.3 million or ($1.20) per share for the same period in 2000. Our 2001 net loss was better than our 2000 net loss due to the increased product sales and one-time license revenue, as well as the workforce reductions on April 30, 2001 related to our filing of Chapter 11 on May 1, 2001.

                              Pliant Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Loss (continued)

Our operating results continued to reflect a lack of demand for our older products and the expenses for developing and marketing our new Pliant 3000 access product. We have been implementing our business strategy announced in early 1998 for twelve full quarters, and we would have continued to incur losses in future periods, even after the current restructuring of our current operations and Chapter 11 filing. Due to the pending liquidation and no operating activities other than selling assets, we expect the actual losses in the third quarter will be significantly reduced.

Liquidity and Capital Resources

Cash and Investment Balances
----------------------------

At the end of the second quarter of 2001, we had $8.6 million of cash, cash equivalents, and short-term investments compared to $26.0 million at the end of 2000. These amounts included our restricted cash as described below.
Restricted cash is cash that we cannot withdraw or use without restrictions and is not available to fund our general operations. Our restricted cash as of June 30, 2001 and December 31, 2000 consisted of $400,000 in connection with an irrevocable letter of credit for a performance bond related to a customer order for the Pliant 3000. Due to our filing of Chapter 11 under the U.S. Bankruptcy Code on May 1, 2001, we were informed by the insurance company providing the bond that they intend to draw down on the $400,000 of restricted cash unless the letter of credit was extended beyond July 1, 2001. The letter of credit was not extended beyond July 1, 2001 and the insurance company drew down $400,000 restricted cash in early July. Due to our pending liquidation, it is unlikely that we will be able to meet the requirements of the performance bond and the $400,000 restricted cash probably will not be returned to us.

Change in Cash, Investments, and Key Working Capital Items
----------------------------------------------------------

Our cash and investment assets decreased by $17.4 million in the first six months of 2001. Our net loss of $14.6 million represented most of the cash we used. Due to the imminent maturity of the $115.0 million of 5% convertible debt, we were required to accelerate payments to our largest supplier. We also acquired $1.3 million of test equipment and software to support the continued enhancement of our Pliant 3000 access product, which also contributed to the decrease in our cash. Most of these capital expenditures were in the first quarter of 2001.

Accounts receivable decreased by $2.2 million during the first six months of 2001, excluding a $1.5 million reserve for the Pliant 3000 accounts receivable.
The decline is due primarily to payments by Marconi and Lucent.   The Pliant
3000 accounts receivable were fully reserved at the end of June due to our concerns about those customers paying if they were unable to obtain on-going service and support for the product. Our net inventories increased to $8.1 million from $4.5 million in order to support field trials and planned customer orders for our Pliant 3000 and to a lesser extent for the purchase orders for the legacy product. The inventories were higher than planned levels due to decreased demand for the Pliant 3000 after we filed for Chapter 11 on May 1, 2001. Accounts payable of $4.3 million at June 30, 2001 includes $4.1 million of pre-petition accounts payable that will not be paid until all pre-petition claims are settled under the plan of liquidation. Deferred revenue decreased due to our recognition of Lucent services revenue that was included in deferred revenue at the end of 2000.

                              Pliant Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Future Cash Requirements
------------------------

As a result of the filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2001, our Company did not make the principal and interest payments on the $115.0 million of 5% convertible debt and cannot pay any other pre-petition obligations unless approved or required by the Court.
The cost reductions and the plan of liquidation that is pending court approval will reduce our monthly operating expenses and cash burn rate significantly. We anticipate the only future cash required will be to pay minimal operating expenses to liquidate the business once the court approves the plan of liquidation. This should be approved by mid-August of 2001.

Convertible Debt
----------------

On May 17, 1996, we issued $115.0 million of 5% convertible subordinated notes due on May 15, 2001. The holders may convert these notes into shares of our common stock at a conversion rate of $41.48 per share. Interest was payable on May 15 and November 15 of each year. Additional information about our convertible subordinated notes is described in Note 6 (Long-Term Debt) to our Condensed Financial Statements. As a result of our filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on May 1, 2001, we did not make the principal and final interest payment due on May 15, 2001 on the convertible debt. We anticipate the final recovery rate for the note holders and for all pre-petition claims will be small.

Customer Financing
------------------

Sales to one of our customers required us to obtain performance bonds for the value of our contracts with that customer. To obtain the performance bond we were required to establish a letter of credit as collateral. Due to our filing of Chapter 11 under the U.S. Bankruptcy Code on May 1, 2001, we were informed by the insurance company providing the bond that they intended to draw down on the $400,000 of restricted cash unless the letter of credit was extended beyond July 1, 2001. The letter of credit was not extended beyond July 1, 2001 and the insurance company drew down $400,000 restricted cash in early July. Due to our pending liquidation announced on July 23, 2001, it is unlikely that we will be able to meet the requirements of the performance bond and the $400,000 restricted cash probably will not be returned to us.

Other Financial Information

Backlog
-------

Our backlog includes sales orders we have received that have a scheduled delivery date before June 30, 2002. The aggregate sales price of orders received and included in backlog was approximately $0.6 million on June 30, 2001. Most of the backlog is due to end-of-life orders received in the fourth quarter of 2000 for our previous products.

We believe that the legacy product orders included in the backlog are firm orders and will be shipped before August 30, 2001; however the approximately $0.1 million of the Pliant 3000 may not be shipped due to our current financial situation.

                              Pliant Systems, Inc.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

The following table provides information about our financial instruments, primarily investments, that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Our investments are classified as short-term investments. All short-term investments are scheduled to mature within twelve months after June 30, 2001.

                                EXPECTED MATURITY DATES
                                -----------------------
                                                                              Fair Value
(dollars in 000's)             2001    2002   2003   2004   2005    Total        6/30/01
Assets:
Short-term investments     $     --   $  --  $  --  $  --  $  --   $     --     $   --
Long-term investments            --      --     --     --     --         --         --
Average interest rate

Liabilities:
Short-term debt            $115,000      --     --     --     --   $115,000     $5,750
Average interest rate           5.0%                                    5.0%

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 1, 2001, we filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Court for the Eastern District of North Carolina. The case has been assigned to Judge A. Thomas Small and designated as Case No. 01-01264-5-ATS. We continue to operate our business and manage our property as debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code; however, we have commenced the process of liquidating a majority of our assets and will be requesting the court to approve a liquidation plan of reorganization under Chapter 11. No trustee or examiner has been appointed in the case.

                              Pliant Systems, Inc.

Item 3.   Defaults Under Senior Securities

We are currently in default upon the $115.0 million convertible subordinated notes as a result of the commencement of the voluntary petition for bankruptcy described above. We have provided notice to the indenture trustee as required under the documents governing the notes.

Item 5.   Other Information

Risk Factors

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to our customers, business partners, competitors, our previous product, our new product, our future financial requirements, continued operations, our petition under Chapter 11, our pending plan of liquidation and any possible recoveries to our creditors. Our forward-looking statements also relate to our field trials, product sales, debt restructuring and equity financing activities, and relationships with Lucent and Marconi. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are based on current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by management. These statements are not guarantees of future performance, and actual actions or results may differ materially. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks and uncertainties described below. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q, before making an investment decision, especially due to our recent decision to liquidate our assets. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, it is likely that our business, financial condition, or operating results would be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have restated below the risks we deem applicable to the business we have conducted in the past. However, it is unlikely that we will continue to conduct business due to our plan of liquidation pursuant to Chapter 11 as described below. Consequently, statements of such risk factors below should not be construed to mean that our business will continue.

Financial Risks
---------------

ON MAY 1, 2001, WE FILED A VOLUNTARY PETITION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE IN ORDER TO FACILITATE AN ORDERLY SALE OF OUR BUSINESS AND OUR ASSETS.

We have been unable to restructure the $115.0 million of 5% convertible debt due May 15, 2001 or raise additional debt and/or equity financing we required to continue to execute our business plan. As a result

                              Pliant Systems, Inc.

Risk Factors (continued)

Financial Risks (continued)
---------------

ON MAY 1, 2001, WE FILED A VOLUNTARY PETITION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE IN ORDER TO FACILITATE AN ORDERLY SALE OF OUR BUSINESS AND OUR ASSETS. (CONTINUED)

our Board of Directors approved the filing of a voluntary petition under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in order to facilitate an orderly sale of our business and our assets. There were no purchasers of our assets and the Board approved on July 25, 2001 the filing of a plan with the court to complete an orderly liquidation of the assets and distribute the proceeds to our creditors. It is likely that the sales proceeds will not be adequate to meet the obligations of our creditors and this process will result in the loss of all value for our common shareholders.

THE SALE AND LIQUIDATION OF OUR ASSETS WILL MOST LIKELY RESULT IN OUR CEASING TO BE A PUBLIC COMPANY AND THE TOTAL LOSS OF VALUE FOR OUR CURRENT STOCKHOLDERS.

The orderly sale and liquidation of our assets will commence by mid-August and a liquidation plan of reorganization will be submitted to the Court shortly. A group of approximately 15 employees is preparing to implement the expected Court order and all other ordinary business has ceased. This process will require us to liquidate our assets and distribute the proceeds to our creditors. Our stock will probably cease trading on the Over The Counter Bulletin Board in the near future and this will most likely result in total loss of value for our common shareholders.

WE HAVE INCURRED NET LOSSES EVERY YEAR, AND WE WILL NEVER ACHIEVE
PROFITABILITY.


Our net loss for the first six months of 2001 was $14.6 million. We have never been profitable on an annual basis and may never achieve profitability. As of June 30, 2001, we have an accumulated deficit of approximately $253.6 million. Even with the cost reductions and reductions in headcount during the second quarter from 259 to approximately 15, we will not be profitable due to suspension of all operations and liquidating our assets.

SOME COMPETITIVE LOCAL EXCHANGE CARRIERS (CLECS), WHICH ARE PART OF OUR OVERALL TARGET MARKET FOR OUR PLIANT 3000, HAVE SERIOUS FINANCIAL PROBLEMS AND MAY DELAY PURCHASING CAPITAL EQUIPMENT.

Some CLECs have serious financial problems due to their inability to finance their own business plans and an industry wide slowdown. Due to their substantial existing debt, many CLECs have serious financial problems and are delaying the expansion of their existing and planned networks. Some have even filed for bankruptcy. We targeted certain CLECs for the Pliant 3000, but continued financial problems in the CLEC market may prevent these customers from
purchasing the Pliant 3000.   This could result in delays in our sales plan.
Delays in our sales plan along with the filing of Chapter 11 did have an adverse effect on our attempt to reach break-even revenues and did lower the interest of prospective financial and strategic purchasers of our business and our assets.

                              Pliant Systems, Inc.

Risk Factors (continued)

Financial Risks (continued)
---------------

CLECS, WHICH HAVE BEEN PART OF OUR OVERALL TARGETED MARKET FOR OUR PLIANT 3000, HAVE INTENSIVE CAPITAL REQUIREMENTS AND MAY NOT PURCHASE OUR PRODUCTS UNLESS WE OFFER VENDOR FINANCING.

CLECs require extensive capital investments. Some of our target CLEC customers may have required financing. Such financing may be in the form of extended credit terms and/or equipment leasing. Many CLECs already have substantial debt, and some have serious financial problems. The credit risks of these customers may prevent us from borrowing to provide them with vendor financing. Other vendors with whom we will be competing regularly provide vendor financing and have the financial resources to provide financing to customers with high credit risk. It is unlikely we will be able to provide any significant vendor financing while we attempt to sell our business and assets under Chapter 11. If we are unable to provide financing, these customers may not purchase our Pliant 3000 product. If we are able to provide vendor financing but are unable to collect from our customers, our financial condition will be adversely affected.

CUSTOMERS HAVE BECOME CONCERNED ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DURING OUR CHAPTER 11 ASSET SALE AND LIQUIDATION PROCESS AND MAY DECIDE NOT TO PURCHASE OUR PLIANT 3000.

Our current customers and potential customers for our Pliant 3000 have become concerned about our ability to continue as a going concern due to our filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. They are concerned about our ability to meet the future product and service needs of their networks. These customers may delay purchasing our products until the outcome of the sale of our business and assets become more certain. We offered a few Pliant 3000 customers conditional payment terms, which would allow customers to pay only if there was a surviving entity to support our product. Since we announced our intent to liquidate our assets there will not be a surviving entity to service the Pliant 3000 customers. Some of these Pliant 3000 customers may not pay their obligations.

SINCE WE HAVE FILED FOR CHAPTER 11 SOME VENDORS HAVE NOT BEEN WILLING TO SHIP TO US ON CREDIT, AND SEVERAL ARE NOW REQUESTING PAYMENT SEVERAL DAYS PRIOR TO SHIPPING US PRODUCTS OR SERVICES.

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

Some of our target customers may obtain financing from the Rural Utilities Service (RUS). The RUS is an agency of the U.S. Department of Agriculture that carries out electric and telephone loan activities authorized by law, including the Rural Electrification Act of 1936. The RUS requires suppliers to obtain a performance bond for the value of their contracts with these customers. In October 2000, we received

                              Pliant Systems, Inc.

Risk Factors (continued)

Financial Risks (continued)
---------------

SOME OF OUR TARGET CUSTOMERS MAY REQUIRE PERFORMANCE BONDS FOR THE VALUE OF OUR CONTRACTS WITH THEM, AND OBTAINING THESE PERFORMANCE BONDS MAY BE DIFFICULT AND/OR EXPENSIVE. (CONTINUED)

a customer order that required us to obtain a performance bond. The surety company that issued the bond required us to provide an irrevocable letter of credit for approximately 50% of the amount of the order as collateral, which restricted our cash in the same amount. Due to our filing of Chapter 11 under the U.S. Bankruptcy Code on May 1, 2001, we were informed by the insurance company providing the bond that they intend to draw down on the $400,000 of restricted cash unless the letter of credit was extended beyond July 1, 2001. The letter of credit was not extended beyond July 1, 2001 and the insurance company drew down $400,000 restricted cash in early July.

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

THE CHAPTER 11 FILING AND THE PLAN OF LIQUIDATION WILL MAKE IT IMPOSSIBLE TO GENERATE SALES OF THE PLIANT 3000.

Our recent cost reductions, our filing of Chapter 11 and our pending plan of liquidation will make it impossible to generate sales of the Pliant 3000. As of July 31, 2001 we have no sales, marketing and customer service and these diminished resources will make it impossible to obtain customer orders and service the existing Pliant 3000 customers. Also, future product enhancements to the Pliant 3000 will be delayed indefinitely due to the absence of a development team. These delayed product enhancements could negatively impact future sales of the Plaint 3000.

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

                              Pliant Systems, Inc.

Risk Factors (continued)

Financial Risks (continued)
---------------

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

Even with successful marketing and development results, competitors already are selling products to customers in the market we targeted, and competitors may develop new competing technology and products that are more attractive to customers than our Pliant 3000 product. Most of our competitors are larger and financially stronger. They may be able to offer products at lower prices and finance the purchase of those products for customers. Our recent Chapter 11 filing, plan of liquidation and headcount reductions will very likely prevent customers from placing orders for our Pliant 3000.

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

Since 1997, sales of our older products have decreased, and we will complete shipment of end-of-life orders by early August of 2001. We are continuing to enhance the second release of our Pliant 3000 access product, but shipments of this product were not projected to reach breakeven revenue under our pre-filing business plan until the second half of 2002. Additional new product sales will probably not occur due to the Chapter 11 filing and pending approval of the liquidation plan. Also, the timing of our operating expenses may vary between quarters. These factors will cause volatility in our stock price.

TRADING IN OUR STOCK MAY BE SUSPENDED AS A RESULT OF OUR FILING A VOLUNTARY PETITION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE AND OUR ANTICIPATED APPROVAL OF A PLAN OF LIQUIDATION WITH THE COURT BY MID AUGUST 2001.

Due to our filing for Chapter 11 on May 1, 2001 and recent proposed plan to the Bankruptcy Court to liquidate our assets, trading of our stock may be suspended on the Over The Counter Bulletin Board. If this suspension is permanent it would result in the total loss of value of our common stock.

Customer Risks
--------------

OUR PRODUCT WILL HAVE COMPETED WITH THOSE OF LARGER AND MORE FINANCIALLY STABLE COMPANIES IN OUR TARGET MARKET.

Even if our development results were successful, our competitors already are selling products to customers in the markets we have targeted. Most of these competitors are larger and more financially stable than we are. Many of these competitors are profitable. Our competitors may develop new, competing technologies and products that are more attractive to customers than our technologies and products. Also, our competitors may have lower costs for materials and components due to greater production volumes and may offer their products at materially lower prices or on more favorable financing terms.

                              Pliant Systems, Inc.

Risk Factors (continued)

Customer Risks (continued)
--------------

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

We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments and our recent filing for Chapter 11 and plan of liquidation will make resource availability almost impossible. If we fail to timely and cost effectively develop new products that respond to new technologies and customer needs, the demand for our products may fall, and we could lose revenues.

                              Pliant Systems, Inc.

Risk Factors (continued)

Other Risks
-----------

OUR LIMITED BARGAINING POWER WITH CUSTOMERS AND VENDORS MAY NEGATIVELY AFFECT OUR NEW PRODUCT SALES AND GROSS MARGINS.

As fewer potential customers dominate our market, we may not have sufficient bargaining power to sell our products on favorable terms. If we succeed in expanding our sales, growth will place significant strain on our operational resources and systems. Because we depend on single source suppliers for certain materials, we may experience supplier delays. In the past our industry has experienced long lead times and shortages on certain electronic parts. Although we have not yet experienced any critical problems with respect to parts shortages, any significant delays with lead times on parts and/or component availability could adversely affect our revenues, costs, and gross margins. Our recent filing of Chapter 11 and implementation of a liquidation plan will severely limit our ability to bargain with customers and vendors.

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

OUR ABILITY TO ATTRACT AND RETAIN KEY DEVELOPMENT AND SALES PERSONNEL COULD NEGATIVELY AFFECT OUR CURRENT AND FUTURE PRODUCT DEVELOPMENT AND SALES.

We began developing our Pliant 3000 product in 1998, and many challenges exist to continue to enhance the second release and successfully sell the product. We will need to retain our current key engineers, who have hardware and software experience in advanced digital access technologies. We are managing multiple, concurrent projects that will require critical program management expertise to efficiently allocate scarce engineering resources among competing projects. We must also continue to attract and retain experienced telecommunications equipment sales and technical support personnel. The recent cost reductions and Chapter 11 filing and the termination of all but a few employees to implement a plan of liquidation will prevent us recruiting development, sales, and technical support employees.

The value of our stock options for management and employees have been reduced and as a result of the Chapter 11 filing and pending plan to liquidate, will probably have no value. This could have a material adverse effect on our ability to retain key personnel, unless we provide other retention incentives, which will result in an additional use of our limited financial resources. Such retention incentives may require special approval by the Bankruptcy Courts. If we fail to recruit and retain key employees, this would have a material adverse effect on our ability to implement our business plan, including our ability to develop and sell our Pliant 3000 access product.

                              Pliant Systems, Inc.

Risk Factors (continued)

A Special Note Regarding Forward-Looking Statements
---------------------------------------------------

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future business success and financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

  . the future development and sales opportunities for our Pliant 3000 product; . the future adoption of our planned products and services;
  .  future revenue opportunities;
  .  the establishment and future growth of our customer base;
  .  our ability to successfully develop and sell our Pliant 3000 product;
  . future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);
  .  future sales and marketing efforts;
  . our ability to raise capital to repay or restructure our $115.0 million of convertible notes due on May 15, 2001;
  .  our ability to raise additional capital to fund future operations;
  .  the future effectiveness of our intellectual property rights;
  .  the effect of any litigation in which we would become involved;
  . our ability to continue operations under Chapter 11; and . our ability to liquidate our assets under Chapter 11.

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

                              Pliant Systems, Inc.

(b)  Reports on Form 8-K:
     None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


August 13, 2001                      /s/ John T. Autrey
                                     ------------------
                                     John T. Autrey
                                     Vice President and Chief Financial Officer